Form 10-Q
period 2026-06-30
BASIN ELECTRIC POWER COOPERATIVE
filed 2026-08-11
CIK 720515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

i

BASIN ELECTRIC POWER COOPERATIVE
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026
ii

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
iii

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
◦costs and effects of litigation or legal and administrative proceedings, and the outcome and consequences of any rulings, judgments or settlements, or the failure of litigation settlement agreements to become final and effective in accordance with their terms;
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
For more information on these and other factors, see “RISK FACTORS” in Part II, Item 1A of this report. In light of these risks, uncertainties and assumptions, we caution you not to place undue reliance on any forward-
looking statements. The forward-looking statements included in this report are made only as of the date of this report and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Where You Can Find More Information
We announce material information to the public through a variety of means, including filings with the U.S.
Securities and Exchange Commission (“SEC”), press releases and our website at www.basinelectric.com. We use these channels to communicate with our Members, investors and the public about our business and other
iv

matters. Therefore, we encourage investors, the media and others interested in Basin Electric to review the information we make public in these locations, as such information could be deemed to be material information.
v

CERTAIN DEFINITIONS
Except where otherwise noted, or the context otherwise requires, the following capitalized terms, abbreviations, and acronyms have the meanings set forth below:

Abbreviations or Acronyms	Definitions
ASC .................................................	FASB Accounting Standards Codification
ASU .................................................	FASB Accounting Standards Update
AVS .................................................	Antelope Valley Station
Basin Cooperative Services ........
Basin Cooperative Services, a wholly owned subsidiary of Basin Electric that operates on a not-for-profit basis. Basin Cooperative Services provides certain nonutility property management services to us

Basin Electric, we, our, us, the Company and similar terms .....	Basin Electric Power Cooperative and, in the case of GAAP financial statements, our consolidated subsidiaries
Board ...............................................	The Board of Directors of Basin Electric
CFC .................................................	National Rural Utilities Cooperative Finance Corporation
Class A Members ..........................	Class A Members consist of ten wholesale G&T cooperatives, eight distribution cooperatives and one wholesale municipal provider that have entered into long-term wholesale power contracts with us
Class B Members ..........................
Class B Members consist of any municipality or association of municipalities operating within an area served by a Class A Member and which is a member of, and contracts for its electric capacity or energy from, that Class A Member, and which is not eligible for Class C Membership

Class C Members ..........................
Class C Members consist of distribution cooperatives and public power districts that are members of a Class A Member and contract for a portion of their electric power and energy from the Class A Member

Class D Members ..........................	Class D Members consist of electric cooperatives, municipalities, or associations of municipalities which purchase power directly from us on a basis other than as a Class A, Class B, or Class C Member
CO2 ..................................................	Carbon dioxide
Code ................................................	Internal Revenue Code of 1986, as amended
Coteau.............................................	The Coteau Properties Company, a subsidiary of North American Coal Corporation
Coteau Lignite Sales Agreement	Dakota Coal purchases lignite coal from Coteau on a cost-plus basis pursuant to this sales agreement with Coteau
D.C. Circuit .....................................	United States Court of Appeals for the D.C. Circuit
Dakota Coal ...................................	Dakota Coal Company, a wholly owned subsidiary of Basin Electric that operates on a for-profit basis
Dakota Gas ....................................	Dakota Gasification Company, a wholly owned subsidiary of Basin Electric that operates on a for-profit basis
DCS .................................................	Dakota Carbon Services LLC
DEF .................................................	Diesel exhaust fluid
DFS .................................................	Dry Fork Generation Station
East River .......................................	East River Electric Power Cooperative, Inc., a Class A Member
Exchange Act .................................	Securities Exchange Act of 1934, as amended
FASB ...............................................	Financial Accounting Standards Board
Federal Power Act ........................	Federal Power Act of 1920, as amended, and the rules and regulations adopted by FERC thereunder
FERC ...............................................	Federal Energy Regulatory Commission
Fitch .................................................	Fitch Ratings Inc.
Freedom Mine ................................	A large lignite coal mine near Beulah, ND, operated by The Coteau Properties Company
G&T .................................................	Generation and transmission
GAAP ..............................................	Accounting principles generally accepted in the U.S.
vi

Indenture ........................................	Amended and Restated Indenture, dated as of May 5, 2015, between Basin Electric and U.S. Bank Trust Company, National Association, as trustee, as amended and supplemented
IRS ...................................................	United States Internal Revenue Service
LOS .................................................	Leland Olds Station
LRS ..................................................	Laramie River Station
MBPP ..............................................	Missouri Basin Power Project
McKenzie ........................................	McKenzie Electric Cooperative, Inc., a Class C Member
Members .........................................	Our electric distribution member systems, consisting of Class A Members, Class B Members, Class C Members, and Class D Members
Minnesota Valley ...........................	Minnesota Valley Electric Cooperative, a Class A Member
MIP ..................................................	Member Investment Program
MISO ...............................................	Midcontinent Independent System Operator, Inc.
Montana Limestone ......................	Montana Limestone Company, a wholly owned subsidiary of Dakota Coal
Moody’s ...........................................	Moody’s Investors Services, Inc.
Mountrail-Williams .........................	Mountrail-Williams Electric Cooperative, a Class C Member
MW ..................................................	Megawatt
MWh ................................................	Megawatt-hour
Nemadji River Generation or NRG .............................................	Nemadji River Generation LLC, previous owner of a 30% undivided interest in NTEC
NERC ..............................................	North American Electric Reliability Corporation
New ERA ........................................	RUS Empowering Rural America Program
NTEC ...............................................	Nemadji Trail Energy Center, a proposed 600-megawatt natural gas-fired combined-cycle electric generation facility that was previously planned to be constructed in Wisconsin
Prospectus .....................................	Basin Electric’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 6, 2026
RE Act .............................................	Rural Electrification Act of 1936
RMSC ..............................................	Risk Management Steering Committee of Basin Electric
RTO .................................................	Regional transmission organization
RUS .................................................
Rural Utilities Service, which provides funding for the development of rural utilities infrastructure such as water, waste management, power and telecommunications under the U.S. Department of Agriculture

S&P .................................................	S&P Global Ratings, a division of S&P Global Inc.
SEC .................................................	United States Securities and Exchange Commission
Section 45Q ...................................	Section 45Q of the Code, which provides a federal tax credit for carbon oxide (CO₂ and CO) capture and sequestration
Securities Act .................................	Securities Act of 1933, as amended
SOFR ..............................................	Secured Overnight Financing Rate
SPP .................................................	Southwest Power Pool, Inc.
SVPL ...............................................	Souris Valley Pipeline Limited
Synfuels Plant ................................	Great Plains Synfuels Plant
Tri-State ..........................................	Tri-State Generation & Transmission Association, Inc., a Class A Member
Upper Missouri ...............................	Upper Missouri G & T Electric Cooperative, Inc., doing business as Upper Missouri Power Cooperative, a Class A Member
U.S. ..................................................	United States of America
WAPA ..............................................	Western Area Power Administration
Western Fuels ................................	Western Fuels Association, a non-profit Wyoming corporation founded by us and Tri-State
Wright-Hennepin ...........................	Wright-Hennepin Cooperative Electric Association, a Class A Member

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Assets

	June 30, 2026	December 31, 2025
	(In thousands)
Property, plant and equipment:
Plant in service ..............................................................................................	$10,299,078	$10,252,773
Construction work in progress .....................................................................	1,202,740	778,763
Less: accumulated provision for depreciation and amortization ...........	(4,474,591)	(4,375,917)
Net property, plant and equipment ...................................................................	7,027,227	6,655,619

Other assets and investments:
Mine related assets .......................................................................................	177,306	166,561
Investments in associated companies .......................................................	37,238	37,024
Restricted and designated investments ....................................................	59,822	61,362
Other investments .........................................................................................	150,081	138,624
Special funds ..................................................................................................	70,216	69,564
Total other assets and investments ..................................................................	494,663	473,135

Current assets:
Cash and cash equivalents ..........................................................................	436,694	685,570
Restricted and designated cash and cash equivalents ...........................	314,895	301,923
Short-term investments ................................................................................	—	630
Receivables – Members ...............................................................................	230,079	202,408
Receivables, net ............................................................................................	97,897	117,228
Inventories ......................................................................................................	349,780	358,812
Prepayments and other current assets ......................................................	140,577	118,837
Total current assets .............................................................................................	1,569,922	1,785,408

Deferred charges and other:
Regulatory assets ..........................................................................................	313,957	311,373
Other noncurrent assets ...............................................................................	175,266	172,122
Total deferred charges and other ......................................................................	489,223	483,495

Total Assets ..........................................................................................................	$9,581,035	$9,397,657
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
(unaudited)
Capitalization and Liabilities

	June 30, 2026	December 31, 2025
	(In thousands)
Capitalization:
Equity:
Memberships ...................................................................................................	$22	$22
Patronage capital ............................................................................................	1,627,148	1,523,238
Retained earnings of subsidiaries ................................................................	178,049	142,776
Other equity ......................................................................................................	291,752	294,252
Accumulated other comprehensive income ...............................................	14,038	13,463
	2,111,009	1,973,751
Noncontrolling interest ....................................................................................	2,921	2,676
Total equity ............................................................................................................	2,113,930	1,976,427

Long-term debt ......................................................................................................	4,845,788	4,949,264
Finance lease obligations ....................................................................................	4,135	3,532

Total capitalization ......................................................................................................	6,963,853	6,929,223

Commitments and contingencies (Note 15)

Current liabilities:
Long-term debt and finance leases due within one year ...............................	186,188	177,134
Accounts payable .................................................................................................	424,266	421,715
Notes payable – Members ..................................................................................	156,294	159,495
Notes payable ......................................................................................................	573,979	475,000
Other current liabilities ........................................................................................	196,079	196,460
Total current liabilities ................................................................................................	1,536,806	1,429,804

Deferred credits and other:
Regulatory liabilities .............................................................................................	341,073	336,305
Deferred income tax liability ................................................................................	92,143	90,922
Other noncurrent liabilities ..................................................................................	647,160	611,403
Total deferred credits and other ...............................................................................	1,080,376	1,038,630

Total Capitalization and Liabilities ............................................................................	$9,581,035	$9,397,657
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenue:
Sales - Members (related party) ....................................................	$575,365	$502,901	$1,176,143	$1,058,579
Other operating revenues (includes related party of $72,418, $48,813, $156,662 and $116,516, respectively) ...................	246,823	243,136	487,248	466,070
Total operating revenues .....................................................................	822,188	746,037	1,663,391	1,524,649

Operating expenses:
Electric fuel and purchased power (includes related party of $52,326, $29,122, $110,293 and $74,127, respectively) .....	229,129	235,516	564,428	546,174
Electric operations and maintenance (includes related party of $(1,483), $(2,808), $(3,800) and $(4,459), respectively ..	237,832	201,561	419,544	378,804
Cost of products sold (includes related party of $14,173, $15,035, $34,360 and $31,837, respectively) ........................	175,974	178,372	307,720	302,106
Nonelectric selling, general and administrative (includes related party of $7,402, $7,464, $15,809 and $15,011, respectively) ................................................................................	25,633	33,344	50,468	57,979
Depreciation, depletion and amortization .....................................	65,569	68,912	130,612	135,035
Total operating expenses .....................................................................	734,137	717,705	1,472,772	1,420,098

Operating margin ...................................................................................	88,051	28,332	190,619	104,551

Other income:
Investment income ...........................................................................	23,624	23,386	32,815	35,034
Other and tax credits .......................................................................	36,709	26,638	81,242	61,189
Total other income ................................................................................	60,333	50,024	114,057	96,223

Interest and other charges:
Interest expense ...............................................................................	85,268	75,030	167,731	147,881
Interest charged during construction ............................................	(10,461)	(7,897)	(19,299)	(17,169)
Total interest and other charges .........................................................	74,807	67,133	148,432	130,712

Margin before income taxes ................................................................	73,577	11,223	156,244	70,062
Income tax expense ..............................................................................	5,000	3,115	6,100	7,936
Net margin and earnings including noncontrolling interest .............	68,577	8,108	150,144	62,126
Net margin and earnings attributable to noncontrolling interest ....	(5,973)	(4,894)	(12,174)	(11,210)
Net margin and earnings attributable to Basin Electric ...................	$62,604	$3,214	$137,970	$50,916
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net margin and earnings including noncontrolling interest .......	$68,577	$8,108	$150,144	$62,126

Other comprehensive gain:
Adjustment to post employment liability (net of tax of $—, $—, $(1), and $—, respectively) ........................................	(110)	(168)	(222)	(337)
Unrealized (loss) gain on securities (net of tax of $(4), $(1), $1, and $48, respectively) .........................................	(11)	(1)	3	178
Reclassification of net realized gain on securities (net of tax of $(8), $(2), $(8), and $(1), respectively) ..................	(20)	(6)	(20)	(2)
Unrealized gain (loss) on cash flow hedges (net of tax of $1,746, $878, $(82), and $566, respectively) ..................	6,565	3,305	(310)	2,131
Reclassification of net realized loss (gain) on cash flow hedges (net of tax of $134, $40, $299, and $(61), respectively) ..........................................................................	501	156	1,124	(223)
Total other comprehensive gain ...................................................	6,925	3,286	575	1,747

Comprehensive income including noncontrolling interest ........	75,502	11,394	150,719	63,873
Comprehensive income attributable to noncontrolling interest	(5,864)	(4,725)	(11,955)	(10,872)
Comprehensive income attributable to Basin Electric ...............	$69,638	$6,669	$138,764	$53,001
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Memberships	Patronage Capital	Retained Earnings of Subsidiaries	Other Equity	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands)
Balance, December 31, 2025 .............	$22	$1,523,238	$142,776	$294,252	$13,463	$2,676	$1,976,427
Comprehensive income (loss) ..............	—	60,367	15,000	—	(6,240)	—	69,127
Transfers to other equity ........................	—	1,212	—	(1,212)	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest ...............................................	—	—	—	—	(110)	6,200	6,090
Dividends paid to noncontrolling interest ...............................................	—	—	—	—	—	(5,849)	(5,849)
Balance, March 31, 2026 .....................	$22	$1,584,817	$157,776	$293,040	$7,113	$3,027	$2,045,795
Comprehensive income (loss) ..............	—	42,331	20,273	—	7,034	—	69,638
Transfers to other equity ........................	—	—	—	—	—	—	—
Dissolution of NRG .................................	—	—	—	(1,288)	—	—	(1,288)
Comprehensive income (loss) attributable to noncontrolling interest ...............................................	—	—	—	—	(109)	5,973	5,864
Dividends paid to noncontrolling interest ......................................................	—	—	—	—	—	(6,079)	(6,079)
Balance, June 30, 2026 .......................	$22	$1,627,148	$178,049	$291,752	$14,038	$2,921	$2,113,930

	Memberships	Patronage Capital	Retained Earnings of Subsidiaries	Other Equity	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands)
Balance, December 31, 2024 .............	$22	$1,476,557	$125,713	$285,113	$4,806	$2,711	$1,894,922
Comprehensive income (loss) ..............	—	42,186	5,516	—	(1,370)	—	46,332
Transfers to other equity ........................	—	(9,139)	—	9,139	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest ...............................................	—	—	—	—	(169)	6,316	6,147
Dividends paid to noncontrolling interest ......................................................	—	—	—	—	—	(6,097)	(6,097)
Balance, March 31, 2025 .....................	$22	$1,509,604	$131,229	$294,252	$3,267	$2,930	$1,941,304
Comprehensive income (loss) ..............	—	12,131	(8,917)	—	3,455	—	6,669
Transfers to other equity ........................	—	—	—	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest ...............................................	—	—	—	—	(169)	4,894	4,725
Dividends paid to noncontrolling interest ...............................................	—	—	—	—	—	(5,639)	(5,639)
Balance, June 30, 2025 .......................	$22	$1,521,735	$122,312	$294,252	$6,553	$2,185	$1,947,059
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities:
Net margin and earnings attributable to Basin Electric ...................................................................	$137,970	$50,916
Adjustments to reconcile net margin and earnings to net cash provided by operating activities:
Depreciation, amortization and accretion ....................................................................................	159,529	160,446
Deferred income taxes ...................................................................................................................	3,738	1,156
Changes in regulatory assets and liabilities ...............................................................................	(1,615)	8,110
Unrealized gain on investments ...................................................................................................	(6,504)	(145)
Patronage capital allocated ...........................................................................................................	(5,794)	(4,238)
Income attributable to noncontrolling interest .............................................................................	12,174	11,210
Recognition of initial payment for tax credits ..............................................................................	(11,010)	(5,566)
Legal settlement agreement accrual	40,000	—
Changes in other operating elements:
Receivables .....................................................................................................................................	(8,396)	5,132
Inventories ........................................................................................................................................	8,368	(4,143)
Prepayments and other current assets .......................................................................................	(2,372)	3,615
Accounts payable ............................................................................................................................	(37,677)	(5,493)
Other current liabilities ...................................................................................................................	(9,734)	33,351
Changes in collateral ......................................................................................................................	(5,740)	(7,450)
Other operating activities, net .............................................................................................................	(26,720)	(15,941)
Net cash provided by operating activities ...................................................................................	246,217	230,960
Investing activities:
Capital expenditures .............................................................................................................................	(476,983)	(301,706)
Proceeds from sales of property .........................................................................................................	1,632	2,139
Purchase of investments .....................................................................................................................	(3,777)	(63,585)
Sale of investments ..............................................................................................................................	11,875	66,788
Changes in other investments, net .....................................................................................................	(2,979)	(2,796)
Net cash used in investing activities ............................................................................................	(470,232)	(299,160)
Financing activities:
Proceeds from long-term debt ............................................................................................................	12,030	100,000
Principal payments of long-term debt ................................................................................................	(108,902)	(112,557)
Payment of debt issuance costs .........................................................................................................	(618)	(4,914)
Changes in notes payable – Members, net ......................................................................................	(701)	28,922
Changes in notes payable, net ...........................................................................................................	98,979	(25,000)
Dividends paid to noncontrolling interest ..........................................................................................	(11,928)	(11,736)
Other .......................................................................................................................................................	(749)	(704)
Net cash used in financing activities ............................................................................................	(11,889)	(25,989)
Net decrease in cash and cash equivalents and restricted and designated cash and cash equivalents ............................................................................................................................................	(235,904)	(94,189)
Cash and cash equivalents and restricted and designated cash and cash equivalents, beginning of period ..............................................................................................................................	987,493	693,910
Cash and cash equivalents and restricted and designated cash and cash equivalents, end of period .....................................................................................................................................................	$751,589	$599,721
The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Supplemental cash flow information:
Cash paid for interest .................................................................................................................................	$150,237	$127,011
Cash paid for income taxes .......................................................................................................................	$573	$164
Supplemental disclosure of noncash investing and financing activities:
Accrued acquisition of property, plant and equipment ..........................................................................	$143,911	$93,867
Operating lease right-of-use assets .........................................................................................................	$8,301	$27,688
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
Basin Electric has three wholly owned for-profit subsidiaries, Dakota Gasification Company (Dakota
Gas), Dakota Coal Company (Dakota Coal), and Nemadji River Generation (NRG). Basin Electric also has one wholly owned not-for-profit subsidiary, Basin Cooperative Services (BCS). Dakota Gas has a
wholly owned for-profit subsidiary, Souris Valley Pipeline Limited (SVPL). Dakota Coal has a wholly owned for-profit subsidiary, Montana Limestone Company (MLC). Dakota Coal purchases lignite coal from the Freedom Mine, a coal mine in North Dakota that is owned and operated by The Coteau
Properties Company (Coteau), a wholly owned subsidiary of The North American Coal Corporation
(NACoal). NACoal is a wholly owned subsidiary of NACCO Industries, Inc. (NACCO). Coteau is a variable interest entity (VIE) of Dakota Coal. NRG was a 30 percent owner in the Nemadji Trail Energy Center
(NTEC) project, which was a proposed 600 megawatt combined cycle generating plant in Wisconsin. In
January 2026, NRG exited the NTEC project and the NRG subsidiary is expected to be fully dissolved by the end of 2026. Dakota Carbon Services LLC (DCS) owns and operates carbon capture assets in North
Dakota and contracts for transportation and sequestration of CO2. DCS was formed by Dakota Gas with a tax equity partner to monetize tax credits available under Section 45Q of the United States Internal
Revenue Code for the capture and sequestration of CO2.
On May 29, 2026, Basin Electric entered into an Equity Purchase Agreement with a third party to sell the CO2 pipeline that runs from Dakota Gas to Canada. The agreement also provides for the sale of the stock of SVPL since the Canadian portion of the CO2 pipeline is owned by SVPL. Basin Electric expects to receive proceeds of approximately $90.0 million upon closing. The sale is expected to be completed by the end of 2026, subject to customary closing conditions. Dakota Gas will remain involved in the pipeline operations until the expiration of its current Canadian contracts at the end of 2027, after which Dakota
Gas expects to redirect CO2 to its carbon sequestration project.
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
DISSOLUTION OF SUBSIDIARY–In January 2026, NRG exited the NTEC project and was fully dissolved for financial reporting purposes in June 2026. The dissolution did not have a material impact on
Basin Electric's results of operations, financial position, or cash flows. While NRG has been fully dissolved for financial reporting purposes, the subsidiary has not yet been legally dissolved. Basin Electric is in the process of completing the required legal and administrative procedures necessary to formally dissolve the entity, which are expected to be complete by the end of 2026.
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
INTERIM FINANCIAL INFORMATION–Basin Electric’s consolidated interim financial statements are unaudited, and reflect all adjustments management considers necessary (consisting of normal recurring accruals) for a fair presentation. The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
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
Accordingly, Basin Electric’s operating results for the six-month periods ended June 30, 2026 and 2025 are not necessarily an appropriate base from which to project annual results.
The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Basin Electric’s final prospectus filed with the
SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 6, 2026 (the
"Prospectus"). There have been no changes to Basin Electric’s significant accounting policies described in the Prospectus that have had a material impact on Basin Electric’s consolidated interim financial statements and related notes.
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
ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations – In May 2026, the
FASB issued new guidance to improve the financial reporting for and disclosure of environmental credits and environmental credit obligations. The new guidance will be effective for Basin Electric for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the new guidance is to be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Management is currently evaluating the impact of adoption of this new guidance on the financial statements and disclosures.
4.RESTRICTED AND DESIGNATED CASH AND INVESTMENTS
Cash and cash equivalents and restricted and designated cash and cash equivalents reported within the consolidated balance sheets and included in the consolidated statement of cash flows are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents ..............................................................................................	$436,694	$685,570
Restricted and designated cash and cash equivalents:
MBPP operating funds ....................................................................................................	37,497	29,923
Deferred revenue ............................................................................................................	272,000	272,000
Funds held in trust for an asset retirement obligation by Bank of Montreal as trustee for SVPL ..............................................................................................................	5,398	—
	314,895	301,923
Total cash and cash equivalents and restricted and designated cash and cash equivalents included in the consolidated statements of cash flows .....................	$751,589	$987,493
Restricted and designated investments reported within the consolidated balance sheets are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Restricted and designated investments:
Funds held in trust for an asset retirement obligation by Bank of Montreal as trustee for SVPL ......................................................................................................	—	5,244
Asset retirement obligations ........................................................................................	59,822	56,118
	$59,822	$61,362

Restricted cash and investments include funds held by a financial institution, as trustee. Designated cash and investments includes amounts designated by the Basin Electric Board of Directors.
5.SELECTED BALANCE SHEET INFORMATION
INVENTORIES–Inventories were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Materials and supplies ......................................................................................................	$260,640	$245,857
Coal and fuel oil .................................................................................................................	64,291	62,238
Lime and limestone ...........................................................................................................	8,859	8,484
Ammonium sulfate .............................................................................................................	4,063	5,081
Ammonia .............................................................................................................................	3,130	9,233
Urea .....................................................................................................................................	2,688	18,786
Natural gas held in storage ..............................................................................................	2,286	2,055
Other ....................................................................................................................................	3,823	7,078
	$349,780	$358,812
COLLATERAL-Certain derivative instruments and certain agreements of Basin Electric and Dakota
Gas contain contract provisions that require collateral to be posted if the credit ratings of Basin Electric fall below certain levels or if the counterparty exposure to Basin Electric or Dakota Gas exceeds a certain level.
Collateral posted (received) is related to derivative assets and liabilities and agreements that contain credit-related contingent features and is in the consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Other investments ..............................................................................................................	$58,226	$47,575
Prepayments and other current assets ..........................................................................	4,350	3,350
Other current liabilities ......................................................................................................	(3,754)	(1,954)
	$58,822	$48,971
6.INVESTMENTS
Investments in equity securities and available-for-sale debt securities are included in mine related assets and restricted and designated investments on the consolidated balance sheet; however, such investments are not restricted. There were no investments in debt securities classified as available-for-
sale as of June 30, 2026. The cost, unrealized holding gains and losses, and fair value of equity securities that do not have an allowance for credit losses were as follows as of June 30, 2026:

		Gross Unrealized Holding		Fair Value
	Cost	Gains	Losses
	(In thousands)
Equity securities:
Equity funds ................................................................................	$42,245	$96,928	$—	$139,173
Bond market funds .....................................................................	79,168	—	(6,499)	72,669
	$121,413	$96,928	$(6,499)	$211,842

The cost, unrealized holding gains and losses, and fair value of equity and debt securities that do not have an allowance for credit losses were as follows as of December 31, 2025:

		Gross Unrealized Holding		Fair Value
	Cost	Gains	Losses
	(In thousands)
Available-for-sale debt securities:
Corporate and government bonds ..........................................	$1,947	$24	$—	$1,971
Equity securities:
Equities and equity funds .........................................................	42,147	86,512	—	128,659
Bond market funds ....................................................................	78,577	—	(5,573)	73,004
	120,724	86,512	(5,573)	201,663
Other ..............................................................................................	88	-	-	88
	$122,759	$86,536	$(5,573)	$203,722
Sales proceeds on debt securities classified as available-for-sale were $2.2 million and $17.9 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $2.2 million and $35.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The cost of securities sold is based on the specific identification method. The realized gains and losses for the three and six months ended June 30, 2026 and June 30, 2025 were immaterial.
Held-to-maturity debt securities have contracted maturity dates of one year or less and are included in cash and cash equivalents, restricted and designated cash and cash equivalents and short-term investments on the consolidated balance sheets. The amortized cost of held-to-maturity debt securities as of June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Corporate commercial paper ...........................................................................................	$9,200	$38,030
Money market funds ..........................................................................................................	670,008	745,170
Treasuries ...........................................................................................................................	59,897	199,300
	$739,105	$982,500
The MBPP provides financing to Western Fuels Association (Western Fuels) and Western Fuels-
Wyoming, Inc. (WFW), a wholly owned subsidiary of Western Fuels, for mine development costs associated with coal deliveries to LRS. Basin Electric provides financing to Western Fuels and WFW for mine development costs associated with coal deliveries to DFS.
Notes receivable from WFW of $20.0 million and $20.8 million as of June 30, 2026 and December 31,
2025, respectively, are included in other investments, investments in associated companies and receivables, net on the consolidated balance sheets. Maturities range from July 2026 through May 2043, and the weighted average interest rate is 5.54 percent. The estimated fair value of these notes receivable as of June 30, 2026 and December 31, 2025 was $19.9 million and $21.0 million, respectively, based on the future cash flows discounted using the yield on a treasury note with a similar maturity.
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

Board of Directors' policy (Board Policy) to monitor risk and establish an internal control framework, Basin
Electric maintains a Risk Management Steering Committee (RMSC) that is governed by a Commodity
Risk Management Manual (Manual). The Board Policy prohibits speculation and the Manual has been adopted by the RMSC. In offsetting market risk, Basin Electric is exposed to other forms of incremental risk such as credit or liquidity risk.
The following table presents the outstanding hedged forecasted transactions as of June 30, 2026:

Hedged Transaction	Term	Contracted Monthly Volumes of Forecasted Transactions	Price
Natural gas purchases ........	Through December 2033	19% to 59%	$2.60 - $6.51 per dekatherm
Tar oil sales ..........................	Through December 2027	23% to 71%	$52.00 - $67.20 per barrel
Electricity purchases ...........	Through December 2027	24% to 90%	$30.50 - $58.60 per MWh
Diesel purchases .................	Through January 2029	7% to 73%	$2.05 - $2.98 per gallon
Basin Electric is also exposed to interest rate risk. To mitigate this risk, Basin Electric entered into various interest rate swaps to reduce the impact of changes in interest rates on certain variable rate long-
term bonds and projected future bond issuances. The total notional amount of outstanding swap agreements as of June 30, 2026, was $475.0 million with due dates ranging from 2030 through 2058 at a
30-year SOFR weighted average interest rate of 4.82 percent.
The fair value and classification of the asset and liability portion of the derivative instruments in the consolidated balance sheets is as follows:

	June 30, 2026		December 31, 2025
Balance Sheet Location	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives
	(In thousands)
Derivatives designated as cash flow hedges:
Commodity derivatives:
Prepayments and other current assets ...........	$3,466	$—	$5,312	$—
Other investments ...............................................	2,678	—	1,684	—
Other current liabilities ........................................	—	—	—	(1,319)
Other noncurrent liabilities .................................	—	(107)	—	(671)
Total derivatives designated as cash flow hedges ....	6,144	(107)	6,996	(1,990)

Derivatives not designated as cash flow hedges:
Commodity derivatives: ...........................................
Prepayments and other current assets ...........	53,677	—	34,673	—
Other investments ...............................................	1,297	—	1,211	—
Other current liabilities ........................................	—	(11,231)	—	(14,763)
Other noncurrent liabilities .................................	—	(24,784)	—	(14,687)
Interest rate derivatives: .........................................
Other current liabilities ........................................	—	(2,093)	—	—
Other noncurrent liabilities .................................	—	(16,466)	—	(22,031)
Total derivatives not designated as cash flow hedges .........................................................................	54,974	(54,574)	35,884	(51,481)
	$61,118	$(54,681)	$42,880	$(53,471)
Under ASC 980, Regulated Operations, Basin Electric defers changes in the fair value of certain derivative instruments as regulatory assets or liabilities. Current settlements of derivatives, including interest rate swaps and commodity derivatives, resulted in charges to the consolidated statements of operations for the three months ended June 30, 2026 and 2025 of $12.1 million and $6.1 million, respectively. The (credits) charges to consolidated statements of operations for the six months ended,
June 30, 2026 and 2025 were $(1.3) million and $14.4 million, respectively. These (credits) charges are reclassified from regulatory assets and liabilities.
The change in fair value of derivatives deferred as a regulatory item for the six months ended
June 30, 2026 and the year ended December 31, 2025 resulted in net deferred losses of $1.1 million and
$21.7 million, respectively.
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
The following tables summarize Dakota Gas and Dakota Coal gains and losses and financial statement classification of the derivatives designated as cash flow hedges as of June 30, 2026 and 2025.
This does not reflect the expected gains or losses arising from the underlying physical transactions;
therefore it is not indicative of the economic gross profit or loss realized when the underlying physical and financial transactions were settled.

	Location of Gain (Loss) Recognized in Net (Gain) Loss on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Other Operating Revenues	Cost of Products Sold	Other Operating Revenues	Cost of Products Sold
	(In thousands)
Total amounts of income and expense line items presented on the consolidated statements of operations in which the effects of cash flow hedges are recorded ..............................	$246,823	$175,974	$487,248	$307,720
Gain (loss) on cash flow hedges:
Commodity derivatives:
Amount reclassified from accumulated other comprehensive income into net margins and earnings ...............................................	$(3,157)	$2,522	$(3,917)	$2,494

	Location of Gain (Loss) Recognized in Net (Gain) Loss on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Other Operating Revenues	Cost of Products Sold	Other Operating Revenues	Cost of Products Sold
	(In thousands)
Total amounts of income and expense line items presented on the consolidated statements of operations in which the effects of cash flow hedges are recorded ..............................	$243,136	$178,372	$466,070	$302,106
Gain (loss) on cash flow hedges:
Commodity derivatives:
Amount reclassified from accumulated other comprehensive income into net margins and earnings ...............................................	$261	$(460)	$815	$(533)
The following table summarizes Dakota Gas and Dakota Coal gains and losses and financial statement classification of the derivatives designated as cash flow hedges for the six months ended
June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
	(In thousands)
(Decrease) increase in fair value of commodity derivatives ...................................	$(392)	$2,697
Recognition of losses (gains) in earnings due to settlements on commodity derivatives ..................................................................................................................	1,423	(282)
Total other comprehensive loss from hedging ..........................................................	$1,031	$2,415
Based on June 30, 2026 prices, a $3.5 million gain would be realized, reported in pre-tax earnings and reclassified from accumulated other comprehensive income during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.
There are certain commodity derivative financial instruments that do not meet the criteria for hedge accounting under ASC 815, Derivatives and Hedging, when using the critical terms match effectiveness assessment. For those derivatives, gains or losses are recorded in the consolidated statements of operations. The following table summarizes the impact of commodity derivatives that do not meet the criteria. This does not reflect the expected gains or losses arising from the underlying physical transactions; therefore it is not indicative of the economic gross profit or loss realized when the underlying physical and financial transactions were settled.

	June 30, 2026	June 30, 2025
Location of Loss on Derivatives Recognized in Net Margin and Earnings	Recognized Loss	Recognized Loss
	(In thousands)
Derivatives not designated as cash flow hedges:
Commodity derivatives:
Other operating revenues ........................................................................................	$(121)	$(114)
Total ..........................................................................................................................	$(121)	(114)

8.REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were as follows at:

	Remaining Recovery Period	June 30, 2026	December 31, 2025
	(In thousands)
Regulatory assets:
Deferred income taxes ..........................................................	Over Plant lives	$165,598	$160,754
Refinancing fees ....................................................................	Up to 24 years	77,035	80,122
Unrealized loss on commodity derivatives ........................	Up to 8 years	32,788	28,239
Unrealized loss on interest rate swaps ..............................	Up to 6 years	17,594	21,066
Other ........................................................................................	Up to 49 years	20,942	21,192
		$313,957	$311,373
Regulatory liabilities:
Deferred revenue ...................................................................		(272,000)	(272,000)
Unrealized gain on equity investments ..............................		(21,308)	(18,489)
Post-retirement medical gain ...............................................		(21,044)	(21,044)
Other ........................................................................................		(26,721)	(24,772)
		(341,073)	(336,305)
Net regulatory liabilities		$(27,116)	$(24,932)
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

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table includes the after-tax changes in the balances of the components of accumulated other comprehensive income on the consolidated balance sheets:

	Post Employment Benefit Plans	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
	(In thousands)
Balance, December 31, 2025 .........................	$9,491	$16	$3,956	$13,463
Other comprehensive income (loss) ...........	(112)	14	(6,252)	(6,350)
Balance, March 31, 2026 ................................	$9,379	$30	$(2,296)	$7,113
Other comprehensive income (loss) ...........	(110)	(31)	7,066	6,925
Balance, June 30, 2026	$9,269	$(1)	$4,770	$14,038

	Post Employment Benefit Plans	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
	(In thousands)
Balance, December 31, 2024 .........................	$5,311	$22	$(527)	$4,806
Other comprehensive income (loss) ...........	(168)	183	(1,554)	(1,539)
Balance, March 31, 2025 ................................	$5,143	$205	$(2,081)	$3,267
Other comprehensive income (loss) ...........	(168)	(7)	3,461	3,286
Balance, June 30, 2025	$4,975	$198	$1,380	$6,553

10.LONG-TERM DEBT AND OTHER FINANCING
Outstanding long-term debt was as follows at:

	Due Date	Weighted Average Interest Rate at June 30, 2026	June 30, 2026	December 31, 2025
			(In thousands)
Basin Electric Power Cooperative
First Mortgage Bonds
2006 Series ......................................	June 2041	6.13%	$200,000	$200,000
2017 Series ......................................	April 2047	4.75%	500,000	500,000
2025 Series ......................................	Oct. 2055	5.85%	700,000	700,000
			1,400,000	1,400,000
First Mortgage Obligations
2005 Series ......................................	Dec. 2028-May 2030	5.85%	90,000	90,000
2007 Series ......................................	Sep. 2042	5.75%	212,545	216,854
2008 Series ......................................	Dec. 2028-Dec. 2038	5.91%	410,889	413,389
2009 Series ......................................	Oct. 2027-April 2040	5.47%	132,222	132,222
2011 Series ......................................	Oct. 2031-Oct. 2049	4.53%	208,080	208,080
2012 Series ......................................	Nov. 2044	4.07%	72,640	73,949
2015 Series ......................................	June 2027-June 2044	4.55%	1,269,360	1,353,420
2016 CoBank Note ..........................	April 2046	4.48%	66,667	68,333
2016 CFC Note ................................	April 2046	3.74%	49,790	51,050
2022 Series ......................................	Feb. 2042-Feb. 2062	3.00%	276,810	276,810
2024 CoBank Note ..........................	Nov. 2034-May 2035	6.14%	200,000	200,000
2024 Series ......................................	Feb. 2029-Feb. 2054	6.22%	344,033	350,525
2007 and 2008 Notes .....................	June 2027-Dec. 2028	4.98%	3,500	4,750
2023 Note .........................................	Oct. 2043	5.56%	72,000	72,000
2025 RUS Loan ...............................	June 2033	4.33%	538	538
			3,409,074	3,511,920

Equipment Notes ................................	Dec. 2035-Apr. 2036	4.98%	33,173	21,617
2019 Tax-Exempt Bonds ...................	July 2039	3.63%	150,000	150,000
			183,173	171,617
Dakota Coal
Equipment notes .................................	Jan. 2027-July 2036	4.95%	60,863	66,462

Other ........................................................		Various	13,859	11,806
			74,722	78,268
			5,066,969	5,161,805
Less:
Current portion			(185,344)	(176,019)
Unamortized debt issue costs			(34,779)	(35,447)
Discount payable			(1,058)	(1,075)
Long-term debt, net of current portion			$4,845,788	$4,949,264

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
The estimated fair value of debt at June 30, 2026 and December 31, 2025 was $4.8 billion and $5.1 billion, respectively, based on cash flows discounted at interest rates for similar issues or at the current rates offered to Basin Electric for debt of comparable maturities.
NOTES PAYABLE–Basin Electric has outstanding credit facilities which are included in Notes payable on the consolidated balance sheets as follows:

Facility	Expiration Date	Facility Limit	Outstanding Amounts as of June 30, 2026
		(In thousands)
Revolving Credit Agreement (a) ......................................	March 2031	$100,000	$100,000
Revolving Credit Agreement (a) ......................................	May 2030	1,250,000	98,979
2025 Term Loan ...............................................................	October 2026	375,000	375,000
Total notes payable .........................................................		$1,725,000	$573,979
_______________
(a)The taxable and tax-exempt commercial paper programs are supported by revolving credit agreements with various banks. Balances reflect commercial paper amounts outstanding. There were no amounts outstanding under the revolving credit agreements.
As of June 30, 2026 and December 31, 2025, the effective interest rate of the outstanding advances was 4.46 percent and 4.74 percent, respectively.
MEMBER INVESTMENT PROGRAM–Basin Electric holds notes related to funds invested by the members under a member investment program. These funds are used by Basin Electric to reduce short-
term borrowings. The members receive investment earnings based on market rates, adjusted for administrative costs. The notes held as part of this program were as follows at:

	June 30, 2026	December 31, 2025
	(In thousands)
Long-term debt, net of current portion ............................................................................	$2,500	$—
Notes payable – Members ...............................................................................................	156,294	159,495
	$158,794	$159,495

11.REVENUE
The following tables disaggregate revenue by major source for the periods presented. The tables also include a reconciliation of the disaggregated revenue by reportable segments. For more information on
Basin Electric’s business segments, see Note 14.

	Three Months Ended June 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$575,365	$—	$—	$—	$575,365
Sales of electricity to non-members ...............	33,339	—	—	—	33,339
Synthetic natural gas ........................................	—	17,130	—	—	17,130
Fertilizer and DEF products .............................	—	118,350	—	—	118,350
Other byproducts ...............................................	—	24,198	—	—	24,198
Lignite coal ..........................................................	—	—	76,733	(28,249)	48,484
Miscellaneous ....................................................	1,784	316	6,518	—	8,618
Revenue from contracts with customers ........	610,488	159,994	83,251	(28,249)	825,484
Other revenue ....................................................	—	(3,296)	—	—	(3,296)
Total operating revenue ...............................	$610,488	$156,698	$83,251	$(28,249)	$822,188

	Three Months Ended June 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$502,901	$—	$—	$—	$502,901
Sales of electricity to non-members ...............	28,431	—	—	—	28,431
Synthetic natural gas ........................................	—	25,086	—	—	25,086
Fertilizer and DEF products .............................	—	137,438	—	—	137,438
Other byproducts ...............................................	—	17,437	—	—	17,437
Lignite coal ..........................................................	—	—	47,133	(21,217)	25,916
Miscellaneous ....................................................	2,031	749	5,528	—	8,308
Revenue from contracts with customers ........	533,363	180,710	52,661	(21,217)	745,517
Other revenue ....................................................	457	63	—	—	520
Total operating revenue ...............................	$533,820	$180,773	$52,661	$(21,217)	$746,037

	Six Months Ended June 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$1,176,143	$—	$—	$—	$1,176,143
Sales of electricity to non-members ...............	102,143	—	—	—	102,143
Synthetic natural gas ........................................	—	59,186	—	—	59,186
Fertilizer and DEF products .............................	—	174,251	—	—	174,251
Other byproducts ...............................................	—	41,093	—	—	41,093
Lignite coal ..........................................................	—	—	155,796	(59,215)	96,581
Miscellaneous ....................................................	3,791	659	13,582	—	18,032
Revenue from contracts with customers ........	1,282,077	275,189	169,378	(59,215)	1,667,429
Other revenue ....................................................	—	(4,038)	—	—	(4,038)
Total operating revenue ...............................	$1,282,077	$271,151	$169,378	$(59,215)	$1,663,391

	Six Months Ended June 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$1,058,579	$—	$—	$—	$1,058,579
Sales of electricity to non-members ...............	87,749	—	—	—	87,749
Synthetic natural gas ........................................	—	64,974	—	—	64,974
Fertilizer and DEF products .............................	—	188,849	—	—	188,849
Other byproducts ...............................................	—	36,126	—	—	36,126
Lignite coal ..........................................................	—	—	118,107	(49,821)	68,286
Miscellaneous ....................................................	4,608	1,079	12,381	—	18,068
Revenue from contracts with customers ........	1,150,936	291,028	130,488	(49,821)	1,522,631
Other revenue ....................................................	1,317	701	—	—	2,018
Total operating revenue ...............................	$1,152,253	$291,729	$130,488	$(49,821)	$1,524,649
OTHER REVENUE–Other revenue includes derivative revenue from hedging activities for synthetic natural gas, tar oil, and electricity sales which is accounted for under ASC 815.
CONTRACT BALANCES–At times, Basin Electric and its subsidiaries will receive payment in advance of performing an obligation under a contract. Unearned revenue, a contract liability, is recognized when this occurs. At June 30, 2026 and December 31, 2025, the unearned revenue balance
(included in other current liabilities on the consolidated balance sheets) was $120,000 and $7.6 million, respectively. There were no contract assets at June 30, 2026 and December 31, 2025. The balance in receivables, net on the consolidated balance sheets represent the unconditional right to consideration from customers.
12.EMPLOYEE BENEFIT PLANS
POSTRETIREMENT BENEFITS–Eligible employees of Basin Electric, Dakota Gas, and MLC who are retiring may elect to continue medical and dental benefits by paying premiums to continue participating in the current employee plan. Coteau also maintains medical care and life insurance plans which provide benefits to eligible retired employees.

Components of net periodic postretirement benefit expense (income) were as follows:

	Basin Electric and Subsidiaries		Coteau
Three Months Ended June 30,	2026	2025	2026	2025
	(In thousands)
Service cost .....................................................	$320	$292	$3	$5
Interest cost .....................................................	259	234	12	16
Amortization of prior service cost .................	57	58	—	—
Amortization of net actuarial gain .................	(413)	(460)	(109)	(169)
Net periodic expense (income) .....................	$223	$124	$(94)	$(148)

	Basin Electric and Subsidiaries		Coteau
Six Months Ended June 30,	2026	2025	2026	2025
	(In thousands)
Service cost .....................................................	$639	$584	$6	$10
Interest cost .....................................................	517	467	25	32
Amortization of prior service cost .................	115	116	—	—
Amortization of net actuarial gain .................	(825)	(919)	(219)	(338)
Net periodic expense (income) .....................	$446	$248	$(188)	$(296)
Basin Electric, Dakota Gas, and MLC made contributions of $1.7 million and $512,000 to the postretirement benefit plans during the six months ended June 30, 2026 and 2025, respectively.
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
Pension costs charged to expense for the three months ended June 30, 2026 and 2025 were
$9.0 million and $9.2 million, respectively, and for the six months ended June 30, 2026 and 2025 were
$18.6 million and $18.7 million, respectively.
BCS AND COTEAU PLANS–BCS’s former United Mine Workers of America employees are covered under a defined benefit plan which is funded by BCS. Substantially all of Coteau’s salaried employees hired prior to January 1, 2000, participate in the Coteau Pension Plan (the Plan), a noncontributory defined benefit plan sponsored by NACoal. In October 2025, Coteau terminated the Plan and settled all future obligations by transferring the remaining benefit obligations to a third-party insurance company.

Components of net periodic pension expense (income) were as follows:

	BCS		Coteau
Three Months Ended June 30,	2026	2025	2026	2025
	(In thousands)
Interest cost .....................................................	$32	$31	$—	$903
Expected return on assets .............................	(34)	(34)	—	(1,027)
Amortization of net actuarial loss .................	12	15	—	—
Net periodic expense (income) .....................	$10	$12	$—	$(124)

	BCS		Coteau
Six Months Ended June 30,	2026	2025	2026	2025
	(In thousands)
Interest cost .....................................................	$64	$62	$—	$1,807
Expected return on assets .............................	(68)	(69)	—	(2,054)
Amortization of net actuarial loss .................	24	31	—	—
Settlements ......................................................	—	—	45	—
Net periodic expense (income) .....................	$20	$24	$45	$(247)
BCS did not make any contributions to the defined benefit plan during the six months ended June 30,
2026. BCS and Coteau did not make any contributions to the defined benefit plans for the six months ended June 30, 2025.
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
On June 30, 2026, Basin Electric had equity securities and bond market funds and on December 31,
2025, Basin Electric had government obligations, equity securities, bond market funds, and corporate bonds included in restricted and designated investments and mine related assets, recorded at a fair value, using quoted prices in active markets for identical assets as the fair value measurement (Level 1).
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of
June 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments:
Equities and equity funds ............................	$139,173	$139,173	$—	$—
Bond market funds .......................................	72,669	72,669	—	—
	211,842	211,842	—	—
Commodity derivatives ....................................	61,118	—	61,118	—
	$272,960	$211,842	$61,118	$—

Liabilities:
Interest rate swaps ...........................................	$16,466	$—	$16,466	$—
Commodity derivatives ...................................	38,215	—	38,215	—
	$54,681	$—	$54,681	$—
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of
December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments:
Equities and equity funds ............................	$128,659	$128,659	$—	$—
Corporate and government bonds .............	1,971	1,971	—	—
Bond market funds .......................................	73,004	73,004	—	—
	203,634	203,634	—	—
Commodity derivatives ....................................	42,880	—	42,880	—
	$246,514	$203,634	$42,880	$—

Liabilities:
Interest rate swaps ...........................................	$22,031	$—	$22,031	$—
Commodity derivatives ...................................	31,440	—	31,440	—
	$53,471	$—	$53,471	$—

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
The Gasification reportable segment includes Dakota Gas. Dakota Gas operates a gasification facility that converts lignite coal into synthetic natural gas and other products including fertilizers, diesel exhaust fluid, carbon dioxide, and other oil and chemical products.
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
Major Customer – For the six months ended June 30, 2026 and 2025, revenues from a single customer, Upper Missouri, represented approximately 30.1 percent and 30.2 percent respectively, of
Basin Electric’s consolidated revenues, all of which were attributable to the Electric Utility reportable segment. No other customer contributed 10 percent or more of consolidated revenues for the periods.

Information on Basin Electric’s segments for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$610,488	$156,698	$55,002	$822,188
Intersegment .............................................................	—	—	28,249	28,249
	610,488	156,698	83,251	850,437
Elimination of intersegment revenue .........................				(28,249)
Total operating revenue ...............................................				$822,188
Less:
Electric fuel and purchased power .............................	229,129	—	—
Electric operations and maintenance.........................	237,832	—	—
Cost of products sold:
External ......................................................................	—	115,627	60,347
Intersegment .............................................................	—	28,249	—
Nonelectric selling, general and administrative ........	—	23,538	2,095
Depreciation, depletion and amortization ..................	50,249	10,446	4,874
Other income .................................................................	(14,671)	(33,520)	(12,142)
Interest and other charges:
External ......................................................................	67,885	4,013	2,909
Intersegment .............................................................	(221)	—	—
Income tax (benefit) expense ......................................	(2,040)	1,272	4,780
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	5,973
Segment net margin and earnings .............................	42,325	7,073	14,415	63,813
Elimination of intercompany gain ...............................				(221)
Other net expenses ......................................................				(988)
Net margin and earnings attributable to Basin Electric ............................................................................				$62,604

_

	Three Months Ended June 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$533,820	$180,773	$31,444	$746,037
Intersegment .............................................................	—	—	21,217	21,217
	533,820	180,773	52,661	767,254
Elimination of intersegment revenue .........................				(21,217)
Total operating revenue ...............................................				$746,037
Less:
Electric fuel and purchased power .............................	235,516	—	—
Electric operations and maintenance.........................	201,561	—	—
Cost of products sold:
External ......................................................................	—	121,828	56,544
Intersegment .............................................................	—	21,217	—
Nonelectric selling, general and administrative ........	—	31,439	1,903
Depreciation, depletion and amortization ..................	53,542	10,811	4,559
Other income .................................................................	(15,981)	(26,095)	(7,948)
Interest and other charges:
External ......................................................................	55,011	8,469	3,305
Intersegment .............................................................	(7,832)	—	—
Income tax (benefit) expense ......................................	(126)	4,923	(1,679)
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	4,894
Segment net margin and earnings (loss) ..................	12,129	8,181	(8,917)	11,393
Elimination of intercompany gain ...............................				(7,832)
Other net expenses ......................................................				(347)
Net margin and earnings attributable to Basin Electric ............................................................................				$3,214

Information on Basin Electric’s segments for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$1,282,077	$271,151	$110,163	$1,663,391
Intersegment .............................................................	—	—	59,215	59,215
	1,282,077	271,151	169,378	1,722,606
Elimination of intersegment revenue .........................				(59,215)
Total operating revenue ...............................................				$1,663,391
Less:
Electric fuel and purchased power .............................	564,428	—	—
Electric operations and maintenance.........................	419,544	—	—
Cost of products sold:
External ......................................................................	—	194,152	113,568
Intersegment .............................................................	—	59,215	—
Nonelectric selling, general and administrative ........	—	47,278	4,245
Depreciation, depletion and amortization ..................	99,946	20,792	9,874
Other income .................................................................	(31,776)	(73,204)	(9,077)
Interest and other charges:
External ......................................................................	134,412	8,013	6,007
Intersegment .............................................................	(4,013)	—	—
Income tax (benefit) expense ......................................	(3,152)	5,094	8,345
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	12,174
Segment net margin and earnings .............................	102,688	9,811	24,242	136,741
Elimination of intercompany gain ...............................				(4,013)
Other net earnings ........................................................				5,242
Net margin and earnings attributable to Basin Electric ............................................................................				$137,970

Segment capital expenditures (a) ................................	$463,336	$3,600	$10,047	$476,983
Other capital expenditures ...........................................				—
Total consolidated capital expenditures ....................				$476,983
_______________
(a)Does not include accruals for property, plant and equipment as disclosed in the supplemental cash flow information to the consolidated statements of cash flows..

	Six Months Ended June 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$1,152,253	$291,729	$80,667	$1,524,649
Intersegment .............................................................	—	—	49,821	49,821
	1,152,253	291,729	130,488	1,574,470
Elimination of intersegment revenue .........................				(49,821)
Total operating revenue ...............................................				$1,524,649
Less:
Electric fuel and purchased power .............................	546,174	—	—
Electric operations and maintenance.........................	378,804	—	—
Cost of products sold:
External ......................................................................	—	194,014	108,092
Intersegment .............................................................	—	49,821	—
Nonelectric selling, general and administrative ........	—	53,679	4,298
Depreciation, depletion and amortization ..................	105,047	20,830	9,158
Other income .................................................................	(32,762)	(57,206)	(6,255)
Interest and other charges:
External ......................................................................	106,546	17,157	6,661
Intersegment .............................................................	(5,456)	—	—
Income tax (benefit) expense ......................................	(401)	7,629	725
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	11,210
Segment net margin and earnings (loss) ..................	54,301	5,805	(3,401)	56,705
Elimination of intercompany gain ...............................				(5,456)
Other net expenses ......................................................				(333)
Net margin and earnings attributable to Basin Electric ............................................................................				$50,916

Segment capital expenditures (a) ................................	$278,067	$13,713	$9,926	$301,706
Other capital expenditures ...........................................				—
Total consolidated capital expenditures ....................				$301,706
________________
(a)Does not include accruals for property, plant and equipment as disclosed in the supplemental cash flow information to the consolidated statements of cash flows.

Information on Basin Electric’s segments as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Segment total assets ...........................................	$9,198,141	$1,036,155	$575,777	$10,810,073
Other assets ..........................................................				29,919
Elimination of intersegment assets ....................				(1,258,957)
Total consolidated assets ....................................				$9,581,035

	December 31, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Segment total assets ...........................................	$9,014,439	$1,053,066	$568,599	$10,636,104
Other assets ..........................................................				35,504
Elimination of intersegment assets ....................				(1,273,951)
Total consolidated assets ....................................				$9,397,657
15.COMMITMENTS AND CONTINGENCIES
LEGAL
We are involved in claims, legal proceedings, investigations, and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of
June 30, 2026, other than those discussed below, will not be material.
LITIGATION–On November 7, 2019, McKenzie Electric Cooperative, Inc. (McKenzie), a Class C
Member of Basin Electric and a member of Class A Member Upper Missouri G&T Electric Cooperative,
Inc. (Upper Missouri), filed a lawsuit in North Dakota State Court against both Basin Electric and Upper
Missouri. The complaint brought multiple claims against Basin Electric, some of which have since been dismissed. McKenzie’s remaining claims against Basin Electric are: (1) breach of the wholesale power contract (WPC) between Basin Electric and Upper Missouri (either as an alleged three-tier contract among Basin Electric, Upper Missouri and McKenzie, or with McKenzie being a third-party beneficiary to the WPC) by including losses associated with Dakota Gas in rates; and (2) declaratory judgment that the
WPC permits McKenzie to terminate its contract with Upper Missouri prior to the expiration of the contract. Summary judgment motions were argued in April 2025 and are currently pending before the court. In September 2025, the parties reached a non-binding settlement in principle. In July 2026, the parties entered into a settlement agreement, which is subject to contingencies and will not become effective until the satisfaction of certain implementation conditions, including all corporate and regulatory approvals, as applicable to certain of the parties, and Upper Missouri receiving financing under the Rural
Electrification Act of 1936 (RE Act). Upon satisfaction of the contingencies, the parties expect to file a stipulation for dismissal of the case. In addition, Basin Electric agreed that, from and after January 1,
2031, it will not, directly or indirectly, include any amounts associated with Basin Electric’s subsidiary
Dakota Gas, its assets, or any successor-in-interest to Dakota Gas in wholesale power rates charged by
Basin Electric to Upper Missouri for power purchased by McKenzie, subject to certain exceptions. The pre-tax accrual that was recorded in June 2026 associated with the settlement agreement was
$40.0 million. Basin Electric will seek regulatory accounting treatment with the RUS.

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
On July 16, 2025, Basin Electric received financing under the RE Act. Basin Electric subsequently filed notices of cancellation of its rate schedules, tariffs, and other agreements. On September 12, 2025,
FERC issued an order accepting the notices of cancellation, finding that, due to Basin Electric’s change of jurisdictional status, it is no longer required to maintain tariff records with FERC. The cancellation order has since been appealed by Tri-State to the D.C. Circuit Court of Appeals and remains pending with the appellate court. MVEC has subsequently voluntarily dismissed its objections in this proceeding and withdrawn as a participant in the matter. In September 2025, Basin Electric and McKenzie reached a settlement in principle, through which McKenzie agreed to withdraw its objections to Basin Electric’s rates in the FERC proceedings and withdraw from any other FERC proceedings and/or appeals in which it had intervened against Basin Electric to the greatest extent possible. A settlement agreement with McKenzie was signed in July 2026, and is subject to contingencies and will not become effective until the satisfaction of certain implementation conditions. Upon satisfaction of the contingencies, McKenzie is expected to withdraw from these proceedings. See also “Litigation” above.
RUS FINANCING–On June 10, 2025, McKenzie filed with FERC a complaint against Basin Electric.
The complaint requests that FERC find that Basin Electric is not authorized to obtain financing under the
RE Act and that FERC retain jurisdiction over Basin Electric notwithstanding Basin Electric receiving such financing. Basin Electric contested the allegations of the complaint, and further contested McKenzie’s right to the relief requested under the Federal Power Act. On May 21, 2026, FERC issued an order denying the complaint, finding that McKenzie had not demonstrated that Basin Electric's actions were in violation of either Section 204 of the Federal Power Act or its blanket authorization to obtain financing.
McKenzie, Tri-State and Sierra Club filed motions for reconsiderations of the order. On July 23, 2026,
FERC issued a notice denying reconsideration by operation of law. Pursuant to the settlement agreement entered into with McKenzie described herein,upon satisfaction of the contingencies in the settlement agreement, McKenzie is expected to file a motion to dismiss with prejudice its complaint in this matter.
See also “Litigation” above.
NORTHWEST RURAL PUBLIC POWER DISTRICT–On March 25, 2024, Northwest Rural Public
Power District (NRPPD) filed with FERC a complaint against Basin Electric and Tri-State. The complaint requested that FERC find that NRPPD is permitted to withdraw its membership in Tri-State, terminate its wholesale electric service contract (WESC) with Tri-State, and that its withdrawal and termination is permissible under the wholesale power contract between Basin Electric and Tri-State. In December 2024,
FERC issued its order denying the complaint, but finding that NRPPD’s withdrawal from Tri-State and termination of its WESC is not a breach of the wholesale power contract between Basin Electric and Tri-
State. FERC denied rehearing and issued an order addressing the rehearing arguments. Basin Electric filed an appeal of the FERC order with the D.C. Circuit Court of Appeals and the matter remains pending with the appellate court. In April 2026, Basin Electric and NRPPD reached a settlement in principle,

through which NRPPD will dismiss its pending appeal at the D.C. Circuit and the underlying FERC complaint. A mutually acceptable settlement agreement was signed in May 2026 by the parties and is subject to regulatory approval, as applicable to each party. Basin Electric considered this matter and currently has not made an accrual.
Additionally, NRPPD has filed a complaint against Basin Electric in federal district court in Nebraska.
In its amended complaint, NRPPD seeks a declaratory judgment that Basin Electric and Tri-State are bound by the December 2024 FERC Order that NRPPD’s withdrawal as a member of Tri-State, and therefore as a Class C Member of Basin Electric, is not a breach of the wholesale power contract for the
Eastern Interconnection between Basin Electric and Tri-State. NRPPD further claims that it is a third-party beneficiary of the wholesale power contract between Basin Electric and Tri-State, and that Basin Electric has breached its obligations to Tri-State under the wholesale power contract by failing to provide NRPPD with an exit fee. Additional claims were added against Basin Electric for tortious interference with contract, tortious interference with a business relationship, and tortious interference with a prospective business relationship. Basin Electric contests the allegations of the complaint and has filed a motion to dismiss, which remains pending with the court. In April 2026, Basin Electric and NRPPD reached a settlement in principle, through which NRPPD will dismiss the pending complaint. A mutually acceptable settlement agreement was signed in May 2026 by the parties and is subject to regulatory approval, as applicable to each party. Basin Electric considered this complaint and currently has not made an accrual.
OTHER
DEBT GUARANTEE–Basin Electric guarantees, on an unsecured basis, a certain debt obligation of
Dakota Coal totaling $19.9 million as of June 30, 2026. In the event Dakota Coal defaults under this obligation, Basin Electric would be required to make payments under its guarantee.
16.RELATED PARTY TRANSACTIONS
Basin Electric provides wholesale electricity sales and other services to its members. Basin Electric had accounts receivable from its members related to member wholesale power agreements of $230.1 million and $202.4 million as of June 30, 2026 and December 31, 2025, respectively.
Other receivables include $2.4 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively, for amounts Basin Electric, as operating agent, and its subsidiaries, have billed to MBPP.
Included in special funds on the consolidated balance sheets is Basin Electric’s advance to MBPP of approximately $17.0 million as of both June 30, 2026 and December 31, 2025.
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
Related party amounts that were not eliminated in consolidation in accordance with ASC 980 were billed as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Sales of goods and services to:
Dakota Gas
Power supply ................................................	$13,384	$14,136	$32,727	$30,028
Administrative services ...............................	6,891	6,952	14,770	13,869
Water supply ................................................	626	590	1,326	1,233
Project and other services .........................	141	309	277	576
Dakota Coal
Administrative services ...............................	537	512	1,074	1,142
Total ..................................................................	$21,579	$22,499	$50,174	$46,848

Goods and services provided by:
Dakota Gas
Screened coal ..............................................	$17,728	$14,238	$34,979	$32,664
Natural gas ...................................................	3,841	3,208	13,515	5,846
Transmission and other misc. services ....	264	255	528	512
Fertilizers, urea and DEF ...........................	1,328	875	2,659	1,859
Dakota Coal
Coal supply ...................................................	30,757	11,676	61,799	35,617
Lime ...............................................................	3,330	2,855	7,404	7,069
Limestone .....................................................	1,019	671	1,448	1,112
Other ..............................................................	26	—	35	—
Total ..................................................................	$58,293	$33,778	$122,367	$84,679
Various other intercompany management, administrative and financial services were performed, which were not significant.
17.SUBSEQUENT EVENTS
On July 24, 2026, Basin Electric entered into a lease agreement for Antelope Valley Station Unit 2 to extend leases through 2040 that were to expire in 2030.

On August 10, 2026, our Board approved the liquidation of certain investments and the removal of their prior designation for mine closure and asset retirement obligation expenditures. As of June 30, 2026,
$211.8 million of such investments was included in mine related assets and restricted and designated investments on the consolidated balance sheet. We are not legally required to maintain separately designated funds for these obligations. We expect to use the proceeds to reduce near-term borrowing needs and for other corporate purposes.
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
For the six months ended June 30, 2026, we sold 20.2 million MWhs of electricity, of which 84% was sold to our Class A Members. Our consolidated net margin and earnings was $138.0 million in the six months ended June 30, 2026, compared to $50.9 million for the six months ended June 30, 2025. Our results for the six months ended June 30, 2026, were primarily impacted by the following factors:
Total operating revenue increased $138.7 million, or 9.1%.
◦Operating revenue at our Electric Utility operating segment increased primarily due to a rate increase on electricity sales to our members effective January 1, 2026, as well as increased electricity sales to non-members.
◦Operating revenue at our Gasification operating segment decreased mainly due to lower DEF and synthetic natural gas revenue. DEF and synthetic natural gas volumes sold decreased.
◦Operating revenue at our Coal and Limestone Operations operating segment increased largely due to higher lignite coal sales resulting from increased volumes sold and higher average sales prices.
Total operating expenses increased $52.7 million, or 3.7%.

◦Electric fuel and purchased power and Electric operations and maintenance increased largely due to increased fuel, general and administrative, transmission wheeling, and production expenses. Fuel expenses were higher as a result of higher natural gas generation and prices and higher coal expense. General and administrative expenses increased primarily due to a legal settlement accrual. Transmission wheeling expenses increased due to higher SPP wheeling expenses. Production expenses were higher due to increased emissions control products expense due to higher electricity generation and increased materials costs.
◦Cost of products sold increased primarily due increased costs relieved from inventory and higher costs in lignite mine operations.
Other income increased $17.8 million primarily due to monetization of tax credits related to the capture and sequestration of CO2 through Dakota Gas' investment in Dakota Carbon Services LLC.
Interest and other charges increased $17.7 million mainly due to an increase in net interest expense primarily due to higher debt balances resulting from additional capital expenditures in electric utility property.
Recent Developments
Sale of CO2 Pipeline. On May 29, 2026, Basin Electric entered into an Equity Purchase Agreement with a third party to sell the CO2 pipeline that runs from Dakota Gas to Canada. The agreement also provides for the sale of the stock of SVPL since the Canadian portion of the CO2 pipeline is owned by
SVPL. Basin Electric expects to receive proceeds of approximately $90.0 million upon closing. The sale is expected to be completed by the end of 2026, subject to customary closing conditions. Dakota Gas will remain involved in the pipeline operations until the expiration of its current Canadian contracts at the end of 2027, after which Dakota Gas expects to redirect CO2 to its carbon sequestration project.
Dakota Gas Strategic Options. Advancement continues in our evaluation of various strategic options for Dakota Gas, including the sale to potential buyers of the equity or remaining assets of Dakota
Gas, in whole or in part, and the potential retirement or repurposing of the Synfuels Plant. Although we previously wrote off the value of the coal gasification assets of the Synfuels Plant, we could incur an additional impairment related to the value of our non-coal gasification assets investments in Dakota Gas, in whole or in part, as a result of any transaction to sell the equity or some or all of the remaining assets of
Dakota Gas or decommissioning or repurposing of the Synfuels Plant. There is no assurance that any transaction will occur. Decommissioning or repurposing the Synfuels Plant could require substantial costs including site reclamation, employee severances and the loss of our synergies with Dakota Gas. See
“Key Factors Affecting Results” below.
McKenzie Settlement Agreement. On July 9, 2026, Basin Electric entered into a settlement agreement with McKenzie, a Class C Member of Basin Electric and a member of Upper Missouri, a Class
A Member of Basin Electric, together with Upper Missouri and Mountrail-Williams, a Class C Member of
Basin Electric and a member of Upper Missouri, relating to certain previously disclosed disputes between
McKenzie, on the one hand, and Upper Missouri, Basin Electric, and Mountrail-Williams, on the other hand, regarding certain claims made, and which remain pending, in North Dakota state court and before
FERC. For additional information on these proceedings, see the Legal section within Note 15,
”Commitments and Contingencies" to the consolidated financial statements included in this report. The settlement agreement is subject to contingencies and will not become effective until the satisfaction of certain implementation conditions, including all corporate and regulatory approvals, as applicable to each party, and Upper Missouri receiving financing under the RE Act. Basin Electric disclosed the material terms of the settlement agreement in its Current Report on Form 8-K filed on July 13, 2026. Basin Electric recorded a pre-tax accrual in June 2026 associated with the settlement agreement of $40.0 million and will seek regulatory accounting treatment with the RUS.
Wind turbine repowering projects. We are progressing planned wind turbine repowering projects within our generation fleet in North and South Dakota. Certain projects have experienced delays in permitting approvals due to certain review requirements. These delays may shift anticipated construction timelines and the timing of related capital expenditures, and could increase project costs or reduce expected economic benefits. As of June 30, 2026, Basin Electric's investment in these repowering projects was $136.3 million. All or a portion of this investment may be utilized in other projects currently in progress or in future projects that may be identified, which could mitigate the impact of delays to the current repowering projects. If such impacts occur, we could incur impairment charges or other adverse financial effects associated with these assets. In such circumstances, we would expect to seek regulatory accounting treatment from RUS or other applicable regulators to defer and amortize such costs over a future period. Failure to obtain such regulatory accounting treatment could adversely affect our results of operations, financial condition, and cash flows.
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
Results of Operations
Provided below is a summary and discussion of our operating results on a consolidated basis for the three and six months ended June 30, 2026 and 2025, followed by a discussion of the operating results of each of our operating segments for the three and six months ended June 30, 2026 compared to 2025.
Consolidated Summary
The following table summarizes our consolidated net margin and earnings for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Electric Utility ..................................	$42,325	$12,129	249.0%	$102,688	$54,301	89.1%
Gasification .....................................	7,073	8,181	(13.5)%	9,811	5,805	69.0%
Coal and Limestone Operations ..	14,415	(8,917)	261.7%	24,242	(3,401)	812.8%
Other (a) ............................................	(1,209)	(8,179)	(85.2)%	1,229	(5,789)	121.2%
Net margin and earnings attributable to Basin Electric ........	$62,604	$3,214	1,847.9%	$137,970	$50,916	171.0%
_____________
(a)Includes intersegment eliminations.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
•Electric Utility net margin increased primarily due to increased revenue from member sales due to higher average rates effective January 1, 2026, partially offset by increased operations and maintenance expenses, fuel and interest and other charges.
•Gasification net earnings decreased primarily due to lower DEF and synthetic natural gas revenues, partially offset by lower freight expense related to lower volumes sold, higher monetization of tax credits related to the capture and sequestration of CO2, lower interest and other charges, and higher fertilizer revenues from increased prices.
•Coal and Limestone Operations net earnings increased primarily due to increased volumes sold and higher average sales prices of lignite coal.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
•Electric Utility net margin increased primarily due to increased revenue from member sales largely due to higher average rates effective January 1, 2026, as well as higher electricity sales to non-members, partially offset by increased fuel, operations and maintenance expenses and interest and other charges.
•Gasification net earnings increased primarily due to higher monetization of tax credits related to the capture and sequestration of CO2, lower interest and other charges, lower freight expense related to lower volumes sold, and higher fertilizer revenues, partially offset by lower DEF revenues and higher operating expenses related to increased cost of products sold.
•Coal and Limestone Operations net earnings increased primarily due to increased volumes sold and higher average sales prices of lignite coal.

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
The following table summarizes the performance and certain operating statistics of the Electric Utility segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenue:
Sales of electricity to members ...............................	$575,365	$502,901	14.4%	$1,176,142	$1,058,579	11.1%
Sales of electricity to non- members ...............................	33,339	28,888	15.4%	102,143	89,066	14.7%
Other .....................................	1,784	2,031	(12.2)%	3,792	4,608	(17.7)%
Total operating revenue .....	610,488	533,820	14.4%	1,282,077	1,152,253	11.3%

Fuel and purchased power	229,129	235,516	(2.7)%	564,428	546,174	3.3%
Operations and maintenance ........................	237,832	201,561	18.0%	419,544	378,804	10.8%
Depreciation and amortization .........................	50,249	53,542	(6.2)%	99,946	105,047	(4.9)%
Total operating expenses ..	517,210	490,619	5.4%	1,083,918	1,030,025	5.2%

Operating margin ................	93,278	43,201	115.9%	198,159	122,228	62.1%

Other income .......................	14,671	15,981	(8.2)%	31,776	32,762	(3.0)%
Interest and other charges .	67,664	47,179	43.4%	130,399	101,090	29.0%
Income tax benefit ...............	(2,040)	(126)	NM*	(3,152)	(401)	686.0%
Net margin ............................	$42,325	$12,129	249.0%	$102,688	$54,301	89.1%
NM - not meaningful
Electricity energy sales (in thousand MWh):
Member sales ......................	8,089	7,822	3.4%	16,867	16,928	(0.4)%
Non-member sales .............	1,394	1,525	(8.6)%	3,312	2,971	11.5%
Total electricity energy sales ......................................	9,483	9,347	1.5%	20,179	19,899	1.4%

Peak billing demand (in MW) .......................................	4,639	4,516	2.7%	5,071	5,150	(1.5)%
Average rate per MWh:
Member sales ......................	$71.13	$64.29	10.6%	$69.73	$62.54	11.5%
Non-member sales .............	$23.91	$18.94	26.2%	$30.84	$29.98	2.9%
*NM - not meaningful

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Electric Utility net margin increased $30.2 million as a result of:
Operating revenue increased $76.7 million mainly due to:
•Sales of electricity to members increased $72.5 million primarily due to higher average member rates effective January 1, 2026, and higher energy volumes sold.
•Sales of electricity to non-members increased $4.5 million primarily due to higher prices, partially offset by decreased energy sold of 131,000 MWhs.
Fuel and purchased power decreased by $6.4 million mainly due to a decrease in purchased power of $33.7 million due to lower volumes purchased and lower prices. Partially offsetting the decrease was an increase in fuel expense of $27.3 million due to higher coal expense resulting from increased coal electricity generation. Natural gas expense was higher due to higher generation from natural gas facilities including new gas generation coming online in mid-2025, partially offset by lower natural gas prices.
Operations and maintenance increased $36.3 million mainly due to:
•Increased general and administrative expenses of $38.7 million mainly due to a legal settlement accrual of $40.0 million.
•Increased transmission wheeling expenses of $8.5 million due to higher SPP wheeling expenses, partially offset by higher cost recovery on owned transmission facilities.
•Increased production expenses of $3.6 million primarily due to higher emissions control products expense due to higher electricity generation, partially offset by lower contracted services.
•Maintenance expense decreased $17.4 million mainly due to less scheduled maintenance work in
2026.
Interest and other charges increased $20.5 million mainly due to an increase in net interest expense primarily due to higher debt balances.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Electric Utility net margin increased $48.4 million as a result of:
Operating revenue increased $129.8 million mainly due to:
•Sales of electricity to members increased $117.6 million primarily due to higher average member rates effective January 1, 2026.
•Sales of electricity to non-members increased $13.1 million primarily due to increased energy sold. Energy sold increased 341,000 MWhs.
Fuel and purchased power increased by $18.3 million mainly due to increased fuel expense of
$61.8 million due to higher natural gas expense resulting from higher generation from natural gas facilities somewhat due to new gas generation coming online in mid-2025 and higher prices. Coal expense was higher due to increased coal prices and higher coal generation. Partially offsetting the increase was a decrease in purchased power of $43.6 million due to lower volumes purchased and lower prices.
Operations and maintenance increased $40.7 million mainly due to:
•Increased general and administrative expenses of $42.3 million mainly due to a legal settlement accrual of $40.0 million.
•Increased transmission wheeling expenses of $9.1 million due to higher SPP wheeling expenses, partially offset by higher cost recovery on owned transmission facilities.

•Increased production expenses of $7.0 million primarily due to higher emissions control products expense due to higher electricity generation and increased materials costs.
•Maintenance expense decreased $21.2 million mainly due to less scheduled maintenance work in
2026.
Interest and other charges increased $29.3 million mainly due to an increase in net interest expense primarily due to higher debt balances.
Gasification Results
Gasification operating revenue is mainly derived from the sale of synthetic natural gas, carbon dioxide, anhydrous ammonia, urea, DEF and various other products produced by Dakota Gas.
The following table summarizes the performance and certain operating statistics of the Gasification segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenue: ......................
Synthetic natural gas ...................	$17,130	$25,086	(31.7)%	$58,914	$65,796	(10.5)%
Fertilizers and diesel exhaust fluid .................................................	118,350	137,438	(13.9)%	174,251	188,849	(7.7)%
Other byproducts and miscellaneous ...............................	21,218	18,249	16.3%	37,986	37,084	2.4%
Total operating revenue ..............	156,698	180,773	(13.3)%	271,151	291,729	(7.1)%

Cost of products sold ..................	143,876	143,045	0.6%	253,367	243,835	3.9%
Selling, general and administrative ...............................	23,538	31,439	(25.1)%	47,278	53,679	(11.9)%
Depreciation and amortization ...	10,446	10,811	(3.4)%	20,792	20,830	(0.2)%
Total operating expenses ...........	177,860	185,295	(4.0)%	321,437	318,344	1.0%

Operating deficit ...........................	(21,162)	(4,522)	368.0%	(50,286)	(26,615)	88.9%

Other income ................................	33,520	26,095	28.5%	73,204	57,206	28.0%
Interest and other charges .........	4,013	8,469	(52.6)%	8,013	17,157	(53.3)%
Income tax expense ....................	1,272	4,923	(74.2)%	5,094	7,629	(33.2)%
Net earnings ................................	$7,073	$8,181	(13.5)%	$9,811	$5,805	69.0%

Sales volumes:
Synthetic natural gas (dekatherms in millions) ..............	7.5	10.0	(25.0)%	14.6	20.1	(27.4)%
Fertilizer products (tons in thousands) ....................................	168.7	184.5	(8.6)%	251.8	268.3	(6.1)%
Diesel exhaust fluid (gallons in millions) .........................................	8.9	26.2	(66.0)%	22.4	37.3	(39.9)%
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Gasification net earnings decreased $1.1 million as a result of:
Operating revenue decreased $24.1 million mainly due to:

•Synthetic natural gas revenue decreased by $8.0 million primarily as a result of lower volumes sold and lower prices. Realized prices of $2.27 per dekatherm were 9 percent lower.
•Fertilizer and DEF revenue decreased by $19.1 million. DEF sales revenue decreased $22.3 million largely due to lower DEF volumes sold on behalf of third parties. Fertilizer sales revenue increased $3.2 million due to higher prices, partially offset by a decrease in volumes sold.
Cost of products sold increased by $831,000 primarily due to higher operating costs relieved from inventory and higher coal expense, substantially offset by lower third party DEF purchases.
Selling, general and administrative decreased by $7.9 million primarily due to lower freight expense resulting from a decrease in volumes sold.
Other income was $7.4 million higher largely due to increased benefits from the monetization of tax credits related to the capture and sequestration of CO2 through Dakota Gas’s investment in DCS resulting from higher CO2 volumes sequestered.
Interest and other charges decreased $4.5 million primarily due to lower interest expense as a result of lower debt balances due to certain third-party debt being paid off in December 2025.
Income tax expense was lower primarily due to lower income before income taxes.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Gasification net earnings increased $4.0 million as a result of:
Operating revenue decreased $20.6 million mainly due to:
•Synthetic natural gas revenue decreased by $6.9 million primarily as a result of lower volumes sold, partially offset by higher prices. Realized prices of $4.04 per dekatherm were 26 percent higher.
•Fertilizer and DEF revenue decreased by $14.6 million. DEF sales revenue decreased $20.0 million primarily due to lower DEF volumes sold on behalf of third parties. Fertilizer sales revenue increased $5.4 million due to higher prices, partially offset by a decrease in volumes sold.
Cost of products sold increased by $9.5 million primarily due to higher operating costs relieved from inventory and higher coal expense, partially offset by lower third party DEF purchases.
Selling, general and administrative decreased by $6.4 million primarily due to lower freight expense resulting from a decrease in volumes sold.
Other income was $16.0 million higher largely due to increased benefits from the monetization of tax credits related to the capture and sequestration of CO2 through Dakota Gas’s investment in DCS resulting from higher CO2 volumes sequestered.
Interest and other charges decreased $9.1 million primarily due to lower interest expense as a result of lower debt balances due to certain third-party debt being paid off in December 2025.
Income tax expense was lower primarily due to a decrease to the valuation allowance on deferred income tax assets.

Coal and Limestone Operations Results
Coal and Limestone Operations revenue is mainly derived from the sale by Dakota Coal of lignite coal for use at our generating facilities and for coal gasification at Dakota Gas. In addition, Dakota Coal operates a limestone quarry and sells lime and limestone to Basin Electric and other third parties.
The following table summarizes performance and certain operating statistics of the Coal and
Limestone Operations segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenue .......................	$83,251	$52,661	58.1%	$169,378	$130,488	29.8%

Cost of products sold ..................	60,347	56,544	6.7%	113,568	108,092	5.1%
Selling, general and administrative ...............................	2,095	1,903	10.1%	4,245	4,298	(1.2)%
Depreciation, depletion and amortization ..................................	4,874	4,559	6.9%	9,874	9,158	7.8%
Total operating expenses ...........	67,316	63,006	6.8%	127,687	121,548	5.1%

Operating margin .........................	15,935	(10,345)	254.0%	41,691	8,940	366.3%

Other income ................................	12,142	7,948	52.8%	9,077	6,255	45.1%
Interest and other charges .........	2,909	3,305	(12.0)%	6,007	6,661	(9.8)%
Income tax expense (benefit) ....	4,780	(1,679)	384.7%	8,345	725	NM*
Earnings (loss) including noncontrolling interest .................	20,388	(4,023)	606.8%	36,416	7,809	366.3%
Earnings attributable to noncontrolling interest .................	(5,973)	(4,894)	22.0%	(12,174)	(11,210)	8.6%
Net earnings (loss) ......................	$14,415	$(8,917)	261.7%	$24,242	$(3,401)	812.8%
NM - not meaningful
Sales volumes:
Lignite coal (tons in millions) ......	3.1	2.1	47.6%	6.3	5.4	16.7%
*NM - not meaningful
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Coal and Limestone Operations net earnings increased $23.3 million as a result of:
Operating revenue increased $30.6 million primarily due to higher lignite coal sales of $29.6 million resulting from increased volumes and higher average sales prices.
Cost of products sold increased $3.8 million primarily due to higher costs in lignite coal mining operations.
Selling, general and administrative increased $192,000 primarily due to higher general and administrative and freight expenses.
Depreciation and amortization increased $315,000 mainly due to investments in mining equipment.
Other income increased $4.2 million primarily due to unrealized gains on investments.
Interest and other charges decreased $396,000 as a result of lower debt balances.
Income tax expense was $6.5 million higher due to higher income before taxes.

Earnings attributable to noncontrolling interest were $1.1 million higher.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Coal and Limestone Operations net earnings increased $27.6 million as a result of:
Operating revenue increased $38.9 million primarily due to higher lignite coal sales of $37.7 million resulting from increased volumes and higher average sales prices.
Cost of products sold increased $5.5 million primarily due to higher costs in lignite coal mining operations.
Depreciation and amortization increased $716,000 mainly due to investments in mining equipment.
Other income increased $2.8 million primarily due to unrealized gains on investments.
Interest and other charges decreased $654,000 as a result of lower debt balances.
Income tax expense was $7.6 million higher due to higher income before taxes.
Earnings attributable to noncontrolling interest was $964,000 higher.
Other Results
Other consists of the operations of BCS, NRG, certain tax adjustments, intersegment eliminations, and other activity not associated with the Electric Utility, Gasification, and Coal and Limestone Operations
segments.
BCS provides certain nonutility property management services to Basin Electric.
NRG owned an undivided interest in a proposed electric generation facility. In January 2026, NRG exited the project. In June 2026, NRG was fully written-off for financial reporting purposes and Basin
Electric is still in the process of completing the required legal and administrative procedures necessary to formally dissolve the entity. NRG is expected to be fully dissolved by the end of 2026.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Other increased by $7.0 million. The change in other is primarily related to a consolidating tax adjustment made in 2026 of $5.8 million and the intersegment elimination of the decreased gain at the
Gasification segment. See “—Gasification Results” above for further detail on the decreased gain.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Other increased by $7.0 million. The change in other is primarily related to a consolidating tax adjustment made in 2026 of $11.0 million, partially offset by the intersegment elimination of the increased gain at the Gasification segment. See “—Gasification Results” above for further detail on the increased gain.
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

Capital Resources
We had cash, restricted and designated cash and short-term investments of $751.6 million as of
June 30, 2026. This is inclusive of cash and investments of $272.0 million designated for regulatory revenue deferrals as of June 30, 2026.
Our liquidity is supported by two revolving credit facilities. We have a $1.3 billion unsecured syndicated revolving credit agreement. As of June 30, 2026, we had no amounts outstanding under this facility. We have a $500.0 million taxable commercial paper program that is supported by this facility and had $99.0 million outstanding as of June 30, 2026.
We also have a tax-exempt commercial paper program supported by a $100.0 million credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”). As of June 30, 2026, $100.0 million of the CFC facility was used to support commercial paper issuances.
We have a MIP available to all Class A and Class C Members. As of June 30, 2026, our obligations under the MIP totaled $158.8 million.
The following table summarizes amounts outstanding under our lines of credit to our subsidiaries:

	Facility Limit	Outstanding Amounts as of June 30, 2026
(In thousands)
Dakota Gas ........................................................................................................................	$500,000	$90,000
Dakota Coal .......................................................................................................................	250,000	153,152
Basin Cooperative Services ............................................................................................	3,000	—
Total .............................................................................................................................	$753,000	$243,152
Dakota Coal. In addition to our revolving credit facility, Dakota Coal issued a promissory note to us that it used for the expenditures associated with a truck dump and unit train load-out facility. As of
June 30, 2026, $13.7 million was outstanding under this note. Also, Dakota Coal issued two notes to us that it used for the expenditures associated with development of coal reserves. As of June 30, 2026, $7.5 million was outstanding under these notes.
Cash Flows
Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.

	Six Months Ended June 30,
(In thousands)	2026	2025	% Change
Net cash provided by (used in)
Operating activities ..............................................................................	$246,217	$230,960	6.6%
Investing activities ................................................................................	(470,232)	(299,160)	57.2%
Financing activities ...............................................................................	(11,889)	(25,989)	(54.3)%
Net decrease in cash and cash equivalents and restricted and designated cash and cash equivalents ............................................	(235,904)	(94,189)	150.5%
Cash and cash equivalents and restricted and designated cash and cash equivalents, beginning of period ......................................	987,493	693,910	42.3%
Cash and cash equivalents and restricted and designated cash and cash equivalents, end of period .................................................	$751,589	$599,721	25.3%
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Operating activities. Net cash provided by operating activities increased $15.3 million primarily due to higher net margin and earnings driven by the rate increase effective January 1, 2026, partially offset by the timing of payment of accounts payable and decreased other current liabilities.
Investing activities. Net cash used in investing activities increased $171.1 million primarily due to
$175.3 million in incremental capital expenditures in 2026 mainly resulting from expenditures associated with the Bison Generating Station capital project.
Financing activities. Net cash used in financing activities decreased $14.1 million primarily due to higher proceeds from notes payable, partially offset by lower proceeds from long-term debt and decreased investment from our Members under the MIP.
Projected Capital Expenditures
For additional information on our projected capital expenditures, see “Project Capital Expenditures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Prospectus.
Electric Utility
We annually forecast expenditures required for additional electric generation and transmission facilities and capital for enhancement of existing facilities. We review these projections periodically to update our calculations to reflect changes in our future plans, construction costs, market factors and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections because of, among other things, unforeseen construction, changes in resource requirements, changes in actual or forecasted load growth, labor market uncertainty, weather or other issues. Our long-
range capital plan details actual and projected construction requirements and system upgrades of approximately $7.1 billion for the years 2026 through 2030.
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
Credit Rating Triggers
Basin Electric Power Cooperative’s senior secured debt and commercial paper have been assigned credit ratings by independent credit rating agencies. The current ratings are as follows:

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
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in the Prospectus. There have been no significant changes to these policies from those reported in the Prospectus.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have not been any material changes in our market risks from those reported in the Prospectus.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in the Legal section within Note 15, ”Commitments and
Contingencies" to the consolidated financial statements in Part I, Item 1.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described under "RISK FACTORS" in Part II,
Item 1A of Basin Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. In addition to the risks and uncertainties described in that report, you should carefully consider the other information included in this report, including the section titled “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” and our consolidated financial statements and related notes, as they could harm our business, financial condition or results of operations.
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
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule
16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.
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

10.1§	Amended employment agreement, dated July 16, 2026, of Basin Electric Power Cooperative and agreed and accepted by Todd Brickhouse.

10.2	Short-Term Incentive Plan, dated July 15, 2026.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure Exhibit.

Exhibit No.	Description of Exhibit
101
The following information from the registrant's Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated
Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income
(unaudited); (iv) Consolidated Statements of Changes in Equity (unaudited); (v) Consolidated
Statements of Cash Flows (unaudited); and (vi) the Condensed Notes to the Consolidated
Financial Statements (unaudited).

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
______________
§    Portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIN ELECTRIC POWER COOPERATIVE

Date: August 11, 2026	/s/ Todd Brickhouse
Name: Todd Brickhouse
Title: Chief Executive Officer and General Manager (Principal Executive Officer)

Date: August 11, 2026	/s/ Christopher A. Johnson
Name: Christopher A. Johnson
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)