Form 10-Q
period 2026-09-30
BASIN ELECTRIC POWER COOPERATIVE
filed 2026-11-12
CIK 720515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

i

BASIN ELECTRIC POWER COOPERATIVE
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026
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
Securities and Exchange Commission (“SEC”), press releases and our website at www.basinelectric.com. We use these channels to communicate with our Members, investors and the public about our business and other
iv

matters. Therefore, we encourage investors, the media and others interested in Basin to review the information we make public in these locations, as such information could be deemed to be material information.
v

CERTAIN DEFINITIONS
Except where otherwise noted, or the context otherwise requires, the following capitalized terms, abbreviations, and acronyms have the meanings set forth below:

Abbreviations or Acronyms	Definitions
ASC .................................................	FASB Accounting Standards Codification
ASU .................................................	FASB Accounting Standards Update
AVS .................................................	Antelope Valley Station
Basin Cooperative Services ........	Basin Cooperative Services, a wholly owned subsidiary of Basin that operates on a not-for-profit basis. Basin Cooperative Services provides certain nonutility property management services to us
Basin, we, our, us, the Company and similar terms .......................	Basin Electric Power Cooperative and, in the case of GAAP financial statements, our consolidated subsidiaries
Board ...............................................	The Board of Directors of Basin
CFC .................................................	National Rural Utilities Cooperative Finance Corporation
Class A Members ..........................	Class A Members consist of ten wholesale G&T cooperatives, eight distribution cooperatives and one wholesale municipal provider that have entered into long-term wholesale power contracts with us
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

Class D Members ..........................	Class D Members consist of electric cooperatives, municipalities, or associations of municipalities which purchase power directly from us on a basis other than as a Class A, Class B, or Class C Member
CO2 ..................................................	Carbon dioxide
Code ................................................	Internal Revenue Code of 1986, as amended
Coteau.............................................	The Coteau Properties Company, a subsidiary of North American Coal Corporation
D.C. Circuit .....................................	United States Court of Appeals for the D.C. Circuit
Dakota Coal ...................................	Dakota Coal Company, a wholly owned subsidiary of Basin that operates on a for-profit basis
Dakota Gas ....................................	Dakota Gasification Company, a wholly owned subsidiary of Basin that operates on a for-profit basis
DCS .................................................	Dakota Carbon Services LLC
DEF .................................................	Diesel exhaust fluid
DFS .................................................	Dry Fork Generation Station
East River .......................................	East River Electric Power Cooperative, Inc., a Class A Member
EPA .................................................	United States Environmental Protection Agency
Exchange Act .................................	Securities Exchange Act of 1934, as amended
FASB ...............................................	Financial Accounting Standards Board
Federal Power Act ........................	Federal Power Act of 1920, as amended, and the rules and regulations adopted by FERC thereunder
FERC ...............................................	Federal Energy Regulatory Commission
Fitch .................................................	Fitch Ratings Inc.
Forecast ..........................................	Basin's 10-year financial forecast
G&T .................................................	Generation and transmission
GAAP ..............................................	Accounting principles generally accepted in the U.S.
Indenture ........................................	Amended and Restated Indenture, dated as of May 5, 2015, between Basin and U.S. Bank Trust Company, National Association, as trustee, as amended and supplemented
vi

IRS ...................................................	United States Internal Revenue Service
LOS .................................................	Leland Olds Station
LRS ..................................................	Laramie River Station
MBPP ..............................................	Missouri Basin Power Project
McKenzie ........................................	McKenzie Electric Cooperative, Inc., a Class C Member
Members .........................................	Our electric distribution member systems, consisting of Class A Members, Class B Members, Class C Members, and Class D Members
Minnesota Valley ...........................	Minnesota Valley Electric Cooperative, a Class A Member
MIP ..................................................	Member Investment Program
MISO ...............................................	Midcontinent Independent System Operator, Inc.
Montana Limestone ......................	Montana Limestone Company, a wholly owned subsidiary of Dakota Coal
Moody’s ...........................................	Moody’s Investors Services, Inc.
Mountrail-Williams .........................	Mountrail-Williams Electric Cooperative, a Class C Member
MW ..................................................	Megawatt
MWh ................................................	Megawatt-hour
Nemadji River Generation or NRG .............................................	Nemadji River Generation LLC, previous owner of a 30% undivided interest in NTEC
NTEC ...............................................	Nemadji Trail Energy Center, a proposed 600-megawatt natural gas-fired combined-cycle electric generation facility that was previously planned to be constructed in Wisconsin
Prospectus .....................................	Basin’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 6, 2026
RE Act .............................................	Rural Electrification Act of 1936
RMSC ..............................................	Risk Management Steering Committee of Basin
RTO .................................................	Regional transmission organization
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Assets

	September 30, 2026	December 31, 2025
	(In thousands)
Property, plant and equipment:
Plant in service ..............................................................................................	$9,682,286	$10,252,773
Construction work in progress .....................................................................	1,432,799	778,763
Less: accumulated provision for depreciation and amortization ...........	(4,192,890)	(4,375,917)
Net property, plant and equipment ...................................................................	6,922,195	6,655,619

Other assets and investments:
Mine related assets .......................................................................................	20,450	166,561
Investments in associated companies .......................................................	38,385	37,024
Restricted and designated investments ....................................................	—	61,362
Other investments .........................................................................................	144,283	138,624
Special funds ..................................................................................................	70,508	69,564
Total other assets and investments ...................................................................	273,626	473,135

Current assets:
Cash and cash equivalents ..........................................................................	572,064	685,570
Restricted and designated cash and cash equivalents ...........................	311,486	301,923
Short-term investments ................................................................................	—	630
Receivables – Members ...............................................................................	238,335	202,408
Receivables, net ............................................................................................	118,604	117,228
Inventories ......................................................................................................	352,870	358,812
Prepayments and other current assets ......................................................	159,563	118,837
Total current assets .............................................................................................	1,752,922	1,785,408

Deferred charges and other:
Regulatory assets ..........................................................................................	799,116	311,373
Other noncurrent assets ...............................................................................	121,488	172,122
Total deferred charges and other ......................................................................	920,604	483,495

Total Assets ..........................................................................................................	$9,869,347	$9,397,657
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
(unaudited)
Capitalization and Liabilities

	September 30, 2026	December 31, 2025
	(In thousands)
Capitalization:
Equity:
Memberships ...................................................................................................	$22	$22
Patronage capital ............................................................................................	1,760,088	1,523,238
Retained earnings of subsidiaries ................................................................	166,224	142,776
Other equity ......................................................................................................	291,752	294,252
Accumulated other comprehensive income ...............................................	12,860	13,463
	2,230,946	1,973,751
Noncontrolling interest ....................................................................................	2,698	2,676
Total equity ............................................................................................................	2,233,644	1,976,427

Long-term debt ......................................................................................................	4,831,525	4,949,264
Finance lease obligations ....................................................................................	115,544	3,532

Total capitalization ......................................................................................................	7,180,713	6,929,223

Commitments and contingencies (Note 16)

Current liabilities:
Long-term debt and finance leases due within one year ...............................	195,125	177,134
Accounts payable .................................................................................................	420,690	421,715
Notes payable – Members ..................................................................................	157,714	159,495
Notes payable ......................................................................................................	648,290	475,000
Other current liabilities ........................................................................................	259,657	196,460
Total current liabilities ................................................................................................	1,681,476	1,429,804

Deferred credits and other:
Regulatory liabilities .............................................................................................	390,217	336,305
Deferred income tax liability ................................................................................	36,578	90,922
Other noncurrent liabilities ..................................................................................	580,363	611,403
Total deferred credits and other ...............................................................................	1,007,158	1,038,630

Total Capitalization and Liabilities ............................................................................	$9,869,347	$9,397,657
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenue:
Sales - Members (related party) ....................................................	$652,214	$560,864	$1,828,357	$1,619,443
Other operating revenues (includes related party of $75,605, $67,923, $232,266 and $184,436, respectively) ...................	206,314	208,290	693,562	674,360
Total operating revenues .....................................................................	858,528	769,154	2,521,919	2,293,803

Operating expenses:
Electric fuel and purchased power (includes related party of $48,763, $43,931, $159,056 and $118,058, respectively) ..	283,910	261,359	848,338	807,533
Electric operations and maintenance (includes related party of $(155), $440, $(3,954) and $(4,022), respectively ...........	213,702	186,498	633,246	565,302
Cost of products sold (includes related party of $18,998, $16,342, $53,357 and $48,180, respectively) ........................	145,741	152,431	453,461	454,537
Nonelectric selling, general and administrative (includes related party of $7,999, $7,210, $23,807 and $22,220, respectively) ................................................................................	27,093	29,508	78,049	86,519
Depreciation, depletion and amortization .....................................	68,976	69,854	199,588	204,889
Impairment of assets .......................................................................	539,953	3,139	539,465	4,107
Regulatory deferral of loss related to impairment of assets ......	(451,217)	—	(451,217)	—
Total operating expenses .....................................................................	828,158	702,789	2,300,930	2,122,887

Operating margin ...................................................................................	30,370	66,365	220,989	170,916

Other income:
Investment income ...........................................................................	46,745	19,995	79,560	55,029
Other and tax credits .......................................................................	31,014	38,622	112,256	99,811
Total other income ................................................................................	77,759	58,617	191,816	154,840

Interest and other charges:
Interest expense ...............................................................................	85,120	74,913	252,851	222,794
Interest charged during construction ............................................	(13,441)	(4,922)	(32,740)	(22,091)
Total interest and other charges .........................................................	71,679	69,991	220,111	200,703

Margin before income taxes ................................................................	36,450	54,991	192,694	125,053
Income tax (benefit) expense ..............................................................	(90,730)	(4,190)	(84,630)	3,746
Net margin and earnings including noncontrolling interest .............	127,180	59,181	277,324	121,307
Net margin and earnings attributable to noncontrolling interest ....	(6,065)	(6,033)	(18,239)	(17,243)
Net margin and earnings attributable to Basin .................................	$121,115	$53,148	$259,085	$104,064
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net margin and earnings including noncontrolling interest ..............	$127,180	$59,181	$277,324	$121,307

Other comprehensive (loss) gain:
Adjustment to post employment liability (net of tax of $—, $—, $(1), and $—, respectively) ........................................................	(109)	(169)	(331)	(506)
Unrealized (loss) gain on securities (net of tax of $(22), $10, $(21), and $58, respectively) ......................................................	(46)	33	(43)	211
Reclassification of net realized loss on securities (net of tax of $17, $2, $9, and $1, respectively) .............................................	46	6	26	4
Unrealized (loss) gain on cash flow hedges (net of tax of $(115), $65, $(197), and $631, respectively) ..........................	(430)	243	(740)	2,374
Reclassification of net realized (gain) loss on cash flow hedges (net of tax of $(170), $8, $129, and $(53), respectively) ..................................................................................	(639)	24	485	(199)
Total other comprehensive (loss) gain ................................................	(1,178)	137	(603)	1,884

Comprehensive income including noncontrolling interest ................	126,002	59,318	276,721	123,191
Comprehensive income attributable to noncontrolling interest ........	(5,955)	(5,864)	(17,910)	(16,736)
Comprehensive income attributable to Basin .....................................	$120,047	$53,454	$258,811	$106,455
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Memberships	Patronage Capital	Retained Earnings of Subsidiaries	Other Equity	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands)
Balance, December 31, 2025 ................................	$22	$1,523,238	$142,776	$294,252	$13,463	$2,676	$1,976,427
Comprehensive income (loss) .................................	—	60,367	15,000	—	(6,240)	—	69,127
Transfers from other equity .....................................	—	1,212	—	(1,212)	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest ........................................	—	—	—	—	(110)	6,200	6,090
Dividends paid to noncontrolling interest ...............	—	—	—	—	—	(5,849)	(5,849)
Balance, March 31, 2026 .......................................	$22	$1,584,817	$157,776	$293,040	$7,113	$3,027	$2,045,795
Comprehensive income ...........................................	—	42,331	20,273	—	7,034	—	69,638
Dissolution of NRG ...................................................	—	—	—	(1,288)	—	—	(1,288)
Comprehensive income (loss) attributable to noncontrolling interest ........................................	—	—	—	—	(109)	5,973	5,864
Dividends paid to noncontrolling interest ...............	—	—	—	—	—	(6,079)	(6,079)
Balance, June 30, 2026 ..........................................	$22	$1,627,148	$178,049	$291,752	$14,038	$2,921	$2,113,930
Comprehensive income (loss) .................................	—	132,940	(11,825)	—	(1,068)	—	120,047
Comprehensive income (loss) attributable to noncontrolling interest ........................................	—	—	—	—	(110)	6,065	5,955
Dividends paid to noncontrolling interest ...............	—	—	—	—	—	(6,288)	(6,288)
Balance, September 30, 2026 ...............................	$22	$1,760,088	$166,224	$291,752	$12,860	$2,698	$2,233,644

	Memberships	Patronage Capital	Retained Earnings of Subsidiaries	Other Equity	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands)
Balance, December 31, 2024 ................................	$22	$1,476,557	$125,713	$285,113	$4,806	$2,711	$1,894,922
Comprehensive income (loss) .................................	—	42,186	5,516	—	(1,370)	—	46,332
Transfers to other equity ..........................................	—	(9,139)	—	9,139	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest ........................................	—	—	—	—	(169)	6,316	6,147
Dividends paid to noncontrolling interest ...............	—	—	—	—	—	(6,097)	(6,097)
Balance, March 31, 2025 .......................................	$22	$1,509,604	$131,229	$294,252	$3,267	$2,930	$1,941,304
Comprehensive income (loss) .................................	—	12,131	(8,917)	—	3,455	—	6,669
Comprehensive income (loss) attributable to noncontrolling interest ........................................	—	—	—	—	(169)	4,894	4,725
Dividends paid to noncontrolling interest ...............	—	—	—	—	—	(5,639)	(5,639)
Balance, June 30, 2025 ..........................................	$22	$1,521,735	$122,312	$294,252	$6,553	$2,185	$1,947,059
Comprehensive income (loss) .................................	—	56,371	(3,223)	—	306	—	53,454
Comprehensive income (loss) attributable to noncontrolling interest ........................................	—	—	—	—	(169)	6,033	5,864
Dividends paid to noncontrolling interest ...............	—	—	—	—	—	(5,409)	(5,409)
Balance, September 30, 2025 ...............................	$22	$1,578,106	$119,089	$294,252	$6,690	$2,809	$2,000,968
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities:
Net margin and earnings attributable to Basin .................................................................................	$259,085	$104,064
Adjustments to reconcile net margin and earnings to net cash provided by operating activities:
Depreciation, amortization and accretion ....................................................................................	241,226	245,837
Deferred income taxes ...................................................................................................................	(94,637)	(5,445)
Changes in regulatory assets and liabilities ...............................................................................	(406,835)	13,760
Impairment of assets ......................................................................................................................	539,465	4,107
Investment gains .............................................................................................................................	(42,581)	(10,105)
Patronage capital allocated ...........................................................................................................	(7,412)	(6,752)
Income attributable to noncontrolling interest .............................................................................	18,239	17,243
Recognition of initial payment for tax credits ..............................................................................	(16,232)	(10,692)
Changes in other operating elements:
Receivables .....................................................................................................................................	(37,335)	(2,871)
Inventories ........................................................................................................................................	3,598	(12,599)
Prepayments and other current assets .......................................................................................	7,617	8,676
Accounts payable ............................................................................................................................	(14,633)	(12,462)
Other current liabilities ...................................................................................................................	52,231	44,684
Other operating activities, net .............................................................................................................	17,358	(21,582)
Net cash provided by operating activities ...................................................................................	519,154	355,863
Investing activities:
Capital expenditures .............................................................................................................................	(895,302)	(510,243)
Proceeds from sales of property .........................................................................................................	3,445	3,891
Purchase of investments .....................................................................................................................	(9,063)	(65,298)
Sale of investments ..............................................................................................................................	233,736	119,602
Changes in other investments, net .....................................................................................................	205	(10,056)
Net cash used in investing activities ............................................................................................	(666,979)	(462,104)
Financing activities:
Proceeds from long-term debt ............................................................................................................	12,042	100,538
Principal payments of long-term debt ................................................................................................	(122,101)	(125,758)
Payment of debt issuance costs .........................................................................................................	(590)	(5,693)
Changes in notes payable – Members, net ......................................................................................	(781)	68,893
Changes in notes payable, net ...........................................................................................................	173,290	74,815
Dividends paid to noncontrolling interest ..........................................................................................	(18,217)	(17,144)
Other .......................................................................................................................................................	239	(872)
Net cash provided by financing activities ....................................................................................	43,882	94,779
Net decrease in cash and cash equivalents and restricted and designated cash and cash equivalents ............................................................................................................................................	(103,943)	(11,462)
Cash and cash equivalents and restricted and designated cash and cash equivalents, beginning of period ..............................................................................................................................	987,493	693,910
Cash and cash equivalents and restricted and designated cash and cash equivalents, end of period .....................................................................................................................................................	$883,550	$682,448
The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Supplemental cash flow information:
Cash paid for interest .................................................................................................................................	$190,823	$162,184
Cash paid for income taxes, net ...............................................................................................................	$1,258	$13
Supplemental disclosure of noncash investing and financing activities:
Accrued acquisition of property, plant and equipment ..........................................................................	$133,004	$125,722
Assets acquired under finance leases .....................................................................................................	$120,349	$448
Assets acquired under operating leases .................................................................................................	$16,191	$34,778
The accompanying notes are an integral part of these consolidated financial statements.

BASIN ELECTRIC POWER COOPERATIVE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.ORGANIZATION
Basin Electric Power Cooperative (Basin) is an electric generation and transmission cooperative corporation, organized and existing under the laws of the State of North Dakota. It serves member electric service needs in a nine-state region of North Dakota, South Dakota, Montana, Wyoming, New Mexico,
Colorado, Nebraska, Minnesota and Iowa.
Basin has three wholly owned for-profit subsidiaries, Dakota Gasification Company (Dakota Gas),
Dakota Coal Company (Dakota Coal), and Nemadji River Generation (NRG). Basin also has one wholly owned not-for-profit subsidiary, Basin Cooperative Services (BCS). Dakota Gas previously had a wholly owned for-profit subsidiary, Souris Valley Pipeline Limited (SVPL), which was sold on October 30, 2026, as discussed in Note 18 - Subsequent Events. Dakota Coal has a wholly owned for-profit subsidiary,
Montana Limestone Company (MLC). Dakota Coal purchases lignite coal from the Freedom Mine, a coal mine in North Dakota that is owned and operated by The Coteau Properties Company (Coteau), a wholly owned subsidiary of The North American Coal Corporation (NACoal). NACoal is a wholly owned subsidiary of NACCO Industries, Inc. (NACCO). Coteau is a variable interest entity (VIE) of Dakota Coal.
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
2.BASIS OF PRESENTATION
PRINCIPLES OF CONSOLIDATION–The consolidated financial statements include the accounts of
Basin, its wholly owned subsidiaries and its VIE’s, Coteau and DCS. DCS is considered a VIE for which
Dakota Gas is the primary beneficiary. All intercompany investments, debt, and receivable and payable accounts have been eliminated in consolidation. Charges from BCS, Dakota Gas, Dakota Coal, MLC and
Coteau to Basin and charges from Basin to BCS, Dakota Gas, Dakota Coal, MLC and Coteau are not
eliminated as Basin includes the results of these activities in the determination of rates charged to its members (Note 17).
DISSOLUTION OF SUBSIDIARY–In January 2026, NRG exited the NTEC project and was fully dissolved for financial reporting purposes in June 2026. The dissolution did not have a material impact on
Basin's results of operations, financial position, or cash flows. While NRG has been fully dissolved for financial reporting purposes, the subsidiary has not yet been legally dissolved. Basin is in the process of completing the required legal and administrative procedures necessary to formally dissolve the entity, which are expected to be complete by the end of 2026.
USE OF ESTIMATES–The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for items such as present value of lease assets and lease liabilities, plant depreciable lives, actuarially determined benefit costs, valuation of derivatives, asset retirement obligations, present value of expected tax credits, estimates of loss contingencies, cash flows used in asset impairment evaluations and income tax expense or benefits. Ultimate results could differ from those estimates.

INTERIM FINANCIAL INFORMATION–Basin’s consolidated interim financial statements are unaudited, and reflect all adjustments management considers necessary (consisting of normal recurring accruals) for a fair presentation. The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations;
however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. Basin’s operating results are affected by various factors including sales to members which may vary with weather conditions, the availability and market for sales of surplus power, actions of the Basin board of directors in their role as regulator, general business conditions, the demand for non-utility products and services produced by Dakota Gas, Dakota Coal and Basin’s other subsidiary companies and availability of substitute products in the market, and operating costs which vary based on plant outages, labor conditions and other costs of production. Accordingly, Basin’s operating results for the nine-month periods ended September 30, 2026 and 2025 are not necessarily an appropriate base from which to project annual results.
The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Basin’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 6, 2026 (the
"Prospectus"). There have been no changes to Basin’s significant accounting policies described in the
Prospectus that have had a material impact on Basin’s consolidated interim financial statements and related notes.
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
ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to
the Accounting for Internal-Use Software – In September 2025, the FASB issued new guidance to modernize existing older guidance regarding capitalization and recognition to reflect the software development approaches currently being utilized. The new guidance will be effective for Basin for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the new guidance is to be applied using one of the three prescribed approaches. Management is currently evaluating the impact of adoption of this new guidance on the financial statements and disclosures.
ASU No. 2025-09, Derivatives and Hedging: Hedge Accounting Improvements – In November 2025,
the FASB issued new guidance in an effort to better reflect an entity's risk management activities in the financial statements. The update makes targeted improvements by addressing five specific matters that arose from the implementation of previous ASU 2017-12, Derivatives and Hedging: Targeted
Improvements for Accounting for Hedging Activities and the effects of LIBOR cessation. The new guidance will be effective for Basin for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the new guidance is to be applied on a prospective basis, although an entity may elect to adopt the guidance for hedging relationships that exist as of the date of adoption. Management is currently evaluating the impact of adoption of this new guidance on the financial statements and disclosures.
ASU No. 2025-10, Government Grants: Accounting for Government Grants Received by Business
Entities – In December 2025, the FASB issued new guidance to improve GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. Previously,
GAAP did not provide specific guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government, and due to this absence of specific guidance, Basin like many other business entities, utilized the guidance contained in IAS 20, Accounting for Government
Grants and Disclosure of Government Assistance. The new guidance will be effective for Basin for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the new guidance is to be applied using one of the three prescribed approaches. Management is currently evaluating the impact of adoption of this new guidance on the financial statements and disclosures.
ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations – In May 2026, the
FASB issued new guidance to improve the financial reporting for and disclosure of environmental credits and environmental credit obligations. The new guidance will be effective for Basin for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the new guidance is to be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Management is currently evaluating the impact of adoption of this new guidance on the financial statements and disclosures.
4.RESTRICTED AND DESIGNATED CASH AND INVESTMENTS
Cash and cash equivalents and restricted and designated cash and cash equivalents reported within the consolidated balance sheets and included in the consolidated statement of cash flows are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents ..............................................................................................	$572,064	$685,570
Restricted and designated cash and cash equivalents:
Deferred revenue ............................................................................................................	272,000	272,000
MBPP operating funds ....................................................................................................	28,964	29,923
Funds held in trust for an asset retirement obligation by Bank of Montreal as trustee for SVPL ...........................................................................................................	5,419	—
Funds held in escrow for a legal settlement ................................................................	5,103	—
	311,486	301,923
Total cash and cash equivalents and restricted and designated cash and cash equivalents included in the consolidated statements of cash flows .....................	$883,550	$987,493

On August 10, 2026, the Board approved the liquidation of certain investments and the removal of their prior designation for mine closure and asset retirement obligation expenditures since Basin is not legally required to maintain separately designated funds for these obligations. Certain of these investments were included in restricted and designated investments on the consolidated balance sheet.
As a result of this liquidation, there were no restricted and designated investments as of September 30,
2026.
Restricted and designated investments reported within the consolidated balance sheets are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Restricted and designated investments:
Funds held in trust for an asset retirement obligation by Bank of Montreal as trustee for SVPL ......................................................................................................	—	5,244
Asset retirement obligations ........................................................................................	—	56,118
	$—	$61,362
Designated cash and investments includes amounts designated by the Board.
5.SELECTED BALANCE SHEET INFORMATION
INVENTORIES–Inventories were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Materials and supplies ......................................................................................................	$259,412	$245,857
Coal and fuel oil .................................................................................................................	57,708	62,238
Lime and limestone ...........................................................................................................	9,869	8,484
Urea .....................................................................................................................................	7,189	18,786
Ammonia .............................................................................................................................	6,732	9,233
Ammonium sulfate .............................................................................................................	4,118	5,081
Natural gas held in storage ..............................................................................................	2,242	2,055
Other ....................................................................................................................................	5,600	7,078
	$352,870	$358,812
COLLATERAL-Certain derivative instruments and certain agreements of Basin and Dakota Gas contain contract provisions that require collateral to be posted if the credit ratings of Basin fall below certain levels or if the counterparty exposure to Basin or Dakota Gas exceeds a certain level.
Collateral posted (received) is related to derivative assets and liabilities and agreements that contain credit-related contingent features and is in the consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Other investments ..............................................................................................................	$51,706	$47,575
Prepayments and other current assets ..........................................................................	4,250	3,350
Other current liabilities ......................................................................................................	(7,019)	(1,954)
	$48,937	$48,971
LEASES-On July 24, 2026, Basin entered into a lease agreement for Antelope Valley Station Unit 2 to extend leases through 2040 that were to expire in 2030. Upon modification of this lease, Basin was required to reassess the lease. Based on this reassessment, the lease was reclassified from an operating lease to a finance lease. Total contractual lease payments over the ten-year extension period amount to
$126.0 million and resulted in an increase to right-of-use assets and corresponding lease liabilities of
$67.8 million for the three months ended September 30, 2026. The total impact of the reclassification and remeasurement of this lease were decreases of $51.5 million in other deferred charges, $11.0 million in other current liabilities and $40.5 million in other noncurrent liabilities on the consolidated balance sheet for the removal of the operating lease and increases of $119.3 million in plant in service, $3.9 million in long-term debt and finance leases due within one year and $115.4 million in finance lease obligations for the addition of the new finance lease on the consolidated balance sheet.
RECOVERABILITY OF LONG-LIVED ASSETS-On September 15, 2026, the Board of Directors of
Dakota Gas approved a ten-year financial forecast for Dakota Gas, which included projections that
Dakota Gas may not continue its current commercial operations through 2047, the end of the previously estimated useful life of Dakota Gas's long-lived asset group, consisting primarily of property, plant and equipment. Upon this triggering event in which impairment indicators were present, Basin was required to test Dakota Gas's long-lived asset group for recoverability. The recoverability test resulted in the recognition of an impairment loss of $539.9 million for the three months ended September 30, 2026, which is included in impairment of assets on the consolidated statements of operations and in the
Gasification segment information presented in Note 15 - Segment Reporting. Accordingly, the net book value of the long-lived asset group was adjusted to fair value, with reductions of $877.6 million and
$337.7 million included in plant in service and accumulated provision for depreciation and amortization, respectively, on the consolidated balance sheet. To estimate the fair value, a probability weighted, discounted cash flow model was used which considers multiple outcome scenarios that include significant estimates and assumptions. The model incorporates Level 3 inputs including management's long-term forecast of cash flows generated by Dakota Gas and a discount rate based on a weighted average cost of capital. Net present value of estimated cash flows (i.e., a discounted cash flow) was most representative of fair value since comparable market data was not readily available for the long-lived asset group due to the specialized nature of Dakota Gas's operations. The valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates which are based on Basin's own assumptions of what a market participant would use. Subsequent to Dakota Gas's recognition of the impairment, Basin received approval to defer the impairment, net of future tax benefits, for regulatory purposes. For more information on this regulatory deferral, see Note 8.
6.INVESTMENTS
Investments in equity securities and available-for-sale debt securities are included in mine related assets and restricted and designated investments on the consolidated balance sheet; however, such investments are not restricted.
On August 10, 2026, the Board approved the liquidation of certain investments and the removal of their prior designation for mine closure and asset retirement obligation expenditures since Basin is not legally required to maintain separately designated funds for these obligations. These investments were included in mine related assets and restricted and designated investments on the consolidated balance sheet. As a result of this liquidation, there were no investments in equity or debt securities classified as available-for-sale as of September 30, 2026.

The cost, unrealized holding gains and losses, and fair value of equity and debt securities that do not have an allowance for credit losses were as follows as of December 31, 2025:

		Gross Unrealized Holding		Fair Value
	Cost	Gains	Losses
	(In thousands)
Available-for-sale debt securities:
Corporate and government bonds ..........................................	$1,947	$24	$—	$1,971
Equity securities:
Equities and equity funds .........................................................	42,147	86,512	—	128,659
Bond market funds ....................................................................	78,577	—	(5,573)	73,004
	120,724	86,512	(5,573)	201,663
Other ..............................................................................................	88	—	—	88
	$122,759	$86,536	$(5,573)	$203,722
Sales proceeds on debt securities classified as available-for-sale were $4.9 million and $40.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $7.1 million and $75.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The cost of securities sold is based on the specific identification method. The realized gains and losses for the three and nine months ended September 30, 2026 and September 30, 2025 were immaterial.
Held-to-maturity debt securities have contracted maturity dates of one year or less and are included in cash and cash equivalents, restricted and designated cash and cash equivalents and short-term investments on the consolidated balance sheets. The amortized cost of held-to-maturity debt securities as of September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Corporate commercial paper ...........................................................................................	$9,836	$38,030
Money market funds ..........................................................................................................	828,408	745,170
Treasuries ...........................................................................................................................	34,532	199,300
	$872,776	$982,500
The MBPP provides financing to Western Fuels Association (Western Fuels) and Western Fuels-
Wyoming, Inc. (WFW), a wholly owned subsidiary of Western Fuels, for mine development costs associated with coal deliveries to LRS. Basin provides financing to Western Fuels and WFW for mine development costs associated with coal deliveries to DFS.
Notes receivable from WFW of $19.6 million and $20.8 million as of September 30, 2026 and
December 31, 2025, respectively, are included in other investments, investments in associated companies and receivables, net on the consolidated balance sheets. Maturities range from February
2029 through May 2043, and the weighted average interest rate is 5.53 percent. The estimated fair value of these notes receivable as of September 30, 2026 and December 31, 2025 was $18.6 million and $21.0 million, respectively, based on the future cash flows discounted using the yield on a treasury note with a similar maturity.
7.DERIVATIVE FINANCIAL INSTRUMENTS
Normal operations expose Basin to risks associated with changes in the market price of certain commodities. Basin entered into derivative financial instruments for the purpose of mitigating the risks associated with market price volatility of natural gas, tar oil, electricity and diesel. Any changes in cash flows from the underlying purchases and sales that are indexed to certain prices are offset by corresponding changes in the cash flows from the derivatives. As directed by Basin's Board policy
("Board Policy") to monitor risk and establish an internal control framework, Basin maintains a Risk
Management Steering Committee ("RMSC") that is governed by a Commodity Risk Management Manual
("Manual"). The Board Policy prohibits speculation and the Manual has been adopted by the RMSC. In offsetting market risk, Basin is exposed to other forms of incremental risk such as credit or liquidity risk.
The following table presents the outstanding hedged forecasted transactions as of September 30,
2026:

Hedged Transaction	Term	Contracted Monthly Volumes of Forecasted Transactions	Price
Natural gas purchases ........	Through December 2033	18% to 62%	$2.79 - $6.51 per dekatherm
Tar oil sales ..........................	Through December 2027	23% to 91%	$52.00 - $79.85 per barrel
Electricity purchases ...........	Through December 2027	24% to 91%	$30.50 - $58.60 per MWh
Diesel purchases .................	Through January 2029	7% to 71%	$2.05 - $2.98 per gallon
Basin is also exposed to interest rate risk. To mitigate this risk, Basin entered into various interest rate swaps and locks to reduce the impact of changes in interest rates on certain variable rate long-term bonds and projected future bond issuances. The total notional amount of outstanding swap agreements as of September 30, 2026, was $525.0 million with termination dates ranging from 2030 through 2058 at a 30-year SOFR weighted average interest rate of 4.80 percent. The total notional amount of outstanding lock agreements as of September 30, 2026, was $25.0 million with a termination date of 2026 at a treasury interest rate of 5.23 percent.
The fair value and classification of the asset and liability portion of the derivative instruments in the consolidated balance sheets is as follows:

	September 30, 2026		December 31, 2025
Balance Sheet Location	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives
	(In thousands)
Derivatives designated as cash flow hedges:
Commodity derivatives:
Prepayments and other current assets ...........	$7,299	$—	$5,312	$—
Other investments ...............................................	3,296	—	1,684	—
Other current liabilities ........................................	—	(5,558)	—	(1,319)
Other noncurrent liabilities .................................	—	(353)	—	(671)
Total derivatives designated as cash flow hedges ....	10,595	(5,911)	6,996	(1,990)

Derivatives not designated as cash flow hedges:
Commodity derivatives: ...........................................
Prepayments and other current assets ...........	42,930	—	34,673	—
Other investments ...............................................	1,754	—	1,211	—
Other current liabilities ........................................	—	(17,652)	—	(14,763)
Other noncurrent liabilities .................................	—	(3,361)	—	(14,687)
Interest rate derivatives: .........................................
Prepayments and other current assets ...........	35,972	—	—	—
Other noncurrent liabilities .................................	-	(7,311)	—	(22,031)
Total derivatives not designated as cash flow hedges .........................................................................	80,656	(28,324)	35,884	(51,481)
	$91,251	$(34,235)	$42,880	$(53,471)

Under ASC 980, Regulated Operations, Basin has elected to defer changes in the fair value of certain derivative instruments as regulatory assets or liabilities. Current settlements of derivatives, including interest rate swaps and commodity derivatives, resulted in charges (credits) to the consolidated statements of operations for the three months ended September 30, 2026 and 2025 of $4.9 million and
$(6.4) million, respectively. The charges to consolidated statements of operations for the nine months ended September 30, 2026 and 2025 were $3.6 million and $8.0 million, respectively. These charges
(credits) are reclassified from regulatory assets and liabilities.
The change in fair value of derivatives deferred as a regulatory item for the nine months ended
September 30, 2026 and the year ended December 31, 2025 resulted in net deferred (gains) losses of
$(65.5) million and $21.7 million, respectively.
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
The following tables summarize Dakota Gas and Dakota Coal gains and losses and financial statement classification of the derivatives designated as cash flow hedges as of September 30, 2026 and
2025. This does not reflect the expected gains or losses arising from the underlying physical transactions;
therefore it is not indicative of the economic gross profit or loss realized when the underlying physical and financial transactions were settled.

	Location of Gain (Loss) Recognized on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Other Operating Revenues	Cost of Products Sold	Other Operating Revenues	Cost of Products Sold
	(In thousands)
Total amounts of income and expense line items presented on the consolidated statements of operations in which the effects of cash flow hedges are recorded ....................	$206,314	$145,741	$693,562	$453,461
Gain (loss) on cash flow hedges:
Commodity derivatives:
Amount reclassified from accumulated other comprehensive income into net margins and earnings ...................................................	$(1,566)	$2,375	$(5,483)	$4,869

	Location of Gain (Loss) Recognized on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Other Operating Revenues	Cost of Products Sold	Other Operating Revenues	Cost of Products Sold
	(In thousands)
Total amounts of income and expense line items presented on the consolidated statements of operations in which the effects of cash flow hedges are recorded ....................	$208,290	$152,431	$674,360	$454,537
Gain (loss) on cash flow hedges:
Commodity derivatives:
Amount reclassified from accumulated other comprehensive income into net margins and earnings ...................................................	$9	$(41)	$826	$(574)
The following table summarizes Dakota Gas and Dakota Coal gains and losses and financial statement classification of the derivatives designated as cash flow hedges for the nine months ended
September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
	(In thousands)
(Decrease) increase in fair value of commodity derivatives ...................................	$(937)	$3,005
Recognition of losses (gains) in earnings due to settlements on commodity derivatives ..................................................................................................................	614	(252)
Total other comprehensive (loss) income from hedging .........................................	$(323)	$2,753
Based on September 30, 2026 prices, a $1.7 million gain would be realized, reported in pre-tax earnings and reclassified from accumulated other comprehensive income during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.
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
criteria. This does not reflect the expected gains or losses arising from the underlying physical transactions; therefore it is not indicative of the economic gross profit or loss realized when the underlying physical and financial transactions were settled.

	September 30, 2026	September 30, 2025
Location of Loss on Derivatives Recognized in Net Margin and Earnings	Recognized Loss	Recognized Loss
	(In thousands)
Derivatives not designated as cash flow hedges:
Commodity derivatives:
Other operating revenues ........................................................................................	$(99)	$(270)
Total ..........................................................................................................................	$(99)	(270)

8.REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were as follows at:

	Remaining Recovery Period	September 30, 2026	December 31, 2025
	(In thousands)
Regulatory assets:
Deferral of Dakota Gas impairment ....................................	Up to 20 years	$451,217	$—
Deferred income taxes ..........................................................	Over Plant lives	201,650	160,754
Refinancing fees ....................................................................	Up to 24 years	75,491	80,122
Deferral of legal settlement ..................................................	Up to 7 years	36,250	—
Unrealized loss on commodity derivatives ........................	Up to 7 years	13,442	28,239
Unrealized loss on interest rate swaps ..............................	Up to 7 years	—	21,066
Other ........................................................................................	Up to 49 years	21,066	21,192
		$799,116	$311,373
Regulatory liabilities:
Deferred revenue ...................................................................		(272,000)	(272,000)
Transmission rate tariff true-up ...........................................		(45,777)	(9,903)
Unrealized gain on interest rate swap ................................		(29,626)	—
Post-retirement medical gain ...............................................		(21,044)	(21,044)
Unrealized gain on equity investments ..............................		—	(18,489)
Other ........................................................................................		(21,770)	(14,869)
		(390,217)	(336,305)
Net regulatory assets (liabilities)		$408,899	$(24,932)
On September 8, 2026, Rural Utilities Service ("RUS") approved Basin's request for regulatory accounting treatment of a legal settlement loss. In the third quarter of 2026, the previously recorded
$40.0 million expense accrual was reversed and deferred as a regulatory asset and is to be recovered in rates on a straight-line basis from 2026 to 2033. As a result of this reversal, other than the amortization of the regulatory asset, there was no impact for the nine months ended September 30, 2026 to electric operation and maintenance expenses in the consolidated statements of operations. This new regulatory asset is reflected as Deferral of legal settlement in the table above. For more information on this legal settlement, see Note 16.
On September 22, 2026, RUS approved Basin's request for regulatory accounting treatment of the impairment of the assets of Dakota Gas. In the third quarter of 2026, Basin deferred the impairment of the assets, net of future income tax benefits, as a regulatory asset to be recovered in rates on a straight-line basis for up to twenty years beginning in October 2026. This new regulatory asset is reflected as deferral of loss in the table above and is included in regulatory deferral of loss related to impairment of assets within operating expenses in the consolidated statements of operations. For more information on the asset impairment loss, see Note 5 under Recoverability of Long-Lived Assets.
If all or a separable portion of Basin’s operations no longer are subject to the provisions of ASC 980, a write-off of net related regulatory assets (liabilities) would be required, unless some form of transition recovery (refund) continues through rates established and collected for Basin’s remaining regulated operations. In addition, Basin would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table includes the after-tax changes in the balances of the components of accumulated other comprehensive income on the consolidated balance sheets:

	Post Employment Benefit Plans	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
	(In thousands)
Balance, December 31, 2025 .....................	$9,491	$16	$3,956	$13,463
Other comprehensive (loss) income ........	(112)	14	(6,252)	(6,350)
Balance, March 31, 2026 .............................	$9,379	$30	$(2,296)	$7,113
Other comprehensive (loss) income ........	(110)	(31)	7,066	6,925
Balance, June 30, 2026 ...............................	$9,269	$(1)	$4,770	$14,038
Other comprehensive loss .........................	(109)	—	(1,069)	(1,178)
Balance, September 30, 2026 ....................	$9,160	$(1)	$3,701	$12,860

	Post Employment Benefit Plans	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
	(In thousands)
Balance, December 31, 2024 .....................	$5,311	$22	$(527)	$4,806
Other comprehensive (loss) income ........	(168)	183	(1,554)	(1,539)
Balance, March 31, 2025 .............................	$5,143	$205	$(2,081)	$3,267
Other comprehensive (loss) income ........	(168)	(7)	3,461	3,286
Balance, June 30, 2025 ...............................	$4,975	$198	$1,380	$6,553
Other comprehensive (loss) income ........	(169)	39	267	137
Balance, September 30, 2025 ....................	$4,806	$237	$1,647	$6,690

10.LONG-TERM DEBT AND OTHER FINANCING
Outstanding long-term debt was as follows at:

	Due Date	Weighted Average Interest Rate at September 30, 2026	September 30, 2026	December 31, 2025
			(In thousands)
Basin Electric Power Cooperative
First Mortgage Bonds
2006 Series ......................................	June 2041	6.13%	$200,000	$200,000
2017 Series ......................................	April 2047	4.75%	500,000	500,000
2025 Series ......................................	Oct. 2055	5.85%	700,000	700,000
			1,400,000	1,400,000
First Mortgage Obligations
2005 Series ......................................	Dec. 2028-May 2030	5.85%	90,000	90,000
2007 Series ......................................	Sep. 2042	5.75%	210,358	216,854
2008 Series ......................................	Dec. 2028-Dec. 2038	5.92%	410,889	413,389
2009 Series ......................................	Oct. 2027-April 2040	5.47%	132,222	132,222
2011 Series ......................................	Oct. 2031-Oct. 2049	4.53%	208,080	208,080
2012 Series ......................................	Nov. 2044	4.07%	72,640	73,949
2015 Series ......................................	June 2027-June 2044	4.55%	1,269,360	1,353,420
2016 CoBank Note ..........................	April 2046	4.48%	65,000	68,333
2016 CFC Note ................................	April 2046	3.74%	49,160	51,050
2022 Series ......................................	Feb. 2042-Feb. 2062	3.00%	276,810	276,810
2024 CoBank Note ..........................	Nov. 2034-May 2035	6.14%	200,000	200,000
2024 Series ......................................	Feb. 2029-Feb. 2054	6.22%	337,542	350,525
2007 and 2008 Notes .....................	June 2027-Dec. 2028	4.98%	3,500	4,750
2023 Note .........................................	Oct. 2043	5.56%	72,000	72,000
2025 RUS Loan ...............................	June 2033	4.33%	538	538
			3,398,099	3,511,920

Equipment Notes ................................	Dec. 2035-Apr. 2036	4.99%	32,826	21,617
2019 Tax-Exempt Bonds ...................	July 2039	3.63%	150,000	150,000
			182,826	171,617
Dakota Coal
Equipment notes .................................	Jan. 2027-July 2036	4.95%	58,988	66,462

Other ........................................................		Various	12,134	11,806
			71,122	78,268
			5,052,047	5,161,805
Less:
Current portion			(185,443)	(176,019)
Unamortized debt issue costs			(34,030)	(35,447)
Discount payable			(1,049)	(1,075)
Long-term debt, net of current portion			$4,831,525	$4,949,264

In October 2025, in connection with the issuance and sale in a private offering of the First Mortgage
Bonds, 2025 Series, Basin entered into an exchange and registration rights agreement with the representatives of the initial purchasers of the First Mortgage Bonds. Pursuant to such agreement, Basin filed a Registration Statement on Form S-4 with the SEC on April 15, 2026, which was declared effective on May 6, 2026, with respect to an offer to exchange these First Mortgage Bonds for substantially similar
First Mortgage Bonds of Basin that are registered under the Securities Act. On June 5, 2026, Basin completed an exchange offer of these First Mortgage Bonds for like principal amounts registered under the Securities Act.
The estimated fair value of debt at September 30, 2026 and December 31, 2025 was $4.6 billion and
$5.1 billion, respectively, based on cash flows discounted at interest rates for similar issues or at the current rates offered to Basin for debt of comparable maturities.
NOTES PAYABLE–Basin has outstanding credit facilities which are included in notes payable on the consolidated balance sheets as follows:

Facility	Expiration Date	Facility Limit	Outstanding Amounts as of September 30, 2026
		(In thousands)
Revolving Credit Agreement (a) ......................................	March 2031	$100,000	$100,000
Revolving Credit Agreement (a) ......................................	May 2030	1,250,000	173,290
2025 Term Loan (b) ...........................................................	October 2026	375,000	375,000
Total notes payable .........................................................		$1,725,000	$648,290
_______________
(a)The taxable and tax-exempt commercial paper programs are supported by revolving credit agreements with various banks. Balances reflect commercial paper amounts outstanding. There were no amounts outstanding under the revolving credit agreements.
(b)On October 21, 2026, Basin repaid and subsequently replaced this term loan with a new term loan of
$300.0 million with an expiration date of October 21, 2028.
As of September 30, 2026 and December 31, 2025, the effective interest rate of the outstanding advances was 4.46 percent and 4.74 percent, respectively.
MEMBER INVESTMENT PROGRAM–Basin holds notes related to funds invested by the members under a member investment program. These funds are used by Basin to reduce short-term borrowings.
The members receive investment earnings based on market rates, adjusted for administrative costs. The notes held as part of this program are reported in the consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Long-term debt, net of current portion ............................................................................	$1,000	$—
Notes payable – Members ...............................................................................................	157,714	159,495
	$158,714	$159,495

11.REVENUE
The following tables disaggregate revenue by major source for the periods presented. The tables also include a reconciliation of the disaggregated revenue by reportable segments. For more information on
Basin’s business segments, see Note 15.

	Three Months Ended September 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$652,214	$—	$—	$—	$652,214
Sales of electricity to non-members ...............	63,367	—	—	—	63,367
Synthetic natural gas ........................................	—	18,337	—	—	18,337
Fertilizer and DEF products .............................	—	52,433	—	—	52,433
Other byproducts ...............................................	—	19,958	—	—	19,958
Lignite coal ..........................................................	—	—	68,988	(25,345)	43,643
Miscellaneous ....................................................	2,039	323	7,758	—	10,120
Revenue from contracts with customers ........	717,620	91,051	76,746	(25,345)	860,072
Other revenue (expense) .................................	—	(1,544)	—	—	(1,544)
Total operating revenue ...............................	$717,620	$89,507	$76,746	$(25,345)	$858,528

	Three Months Ended September 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$560,864	$—	$—	$—	$560,864
Sales of electricity to non-members ...............	54,913	—	—	—	54,913
Synthetic natural gas ........................................	—	16,668	—	—	16,668
Fertilizer and DEF products .............................	—	63,990	—	—	63,990
Other byproducts ...............................................	—	13,814	—	—	13,814
Lignite coal ..........................................................	—	—	62,280	(22,890)	39,390
Miscellaneous ....................................................	1,145	748	8,643	—	10,536
Revenue from contracts with customers ........	616,922	95,220	70,923	(22,890)	760,175
Other revenue (expense) .................................	9,124	(145)	—	—	8,979
Total operating revenue ...............................	$626,046	$95,075	$70,923	$(22,890)	$769,154

	Nine Months Ended September 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$1,828,357	$—	$—	$—	$1,828,357
Sales of electricity to non-members ...............	165,510	—	—	—	165,510
Synthetic natural gas ........................................	—	77,523	—	—	77,523
Fertilizer and DEF products .............................	—	226,683	—	—	226,683
Other byproducts ...............................................	—	61,050	—	—	61,050
Lignite coal ..........................................................	—	—	224,784	(84,560)	140,224
Miscellaneous ....................................................	5,831	983	21,340	—	28,154
Revenue from contracts with customers ........	1,999,698	366,239	246,124	(84,560)	2,527,501
Other revenue (expense) .................................	—	(5,582)	—	—	(5,582)
Total operating revenue ...............................	$1,999,698	$360,657	$246,124	$(84,560)	$2,521,919

	Nine Months Ended September 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Elimination of Intersegment	Total
	(In thousands)
Sales of electricity to members .......................	$1,619,443	$—	$—	$—	$1,619,443
Sales of electricity to non-members ...............	142,662	—	—	—	142,662
Synthetic natural gas ........................................	—	81,642	—	—	81,642
Fertilizer and DEF products .............................	—	252,839	—	—	252,839
Other byproducts ...............................................	—	49,938	—	—	49,938
Lignite coal ..........................................................	—	—	180,387	(72,710)	107,677
Miscellaneous ....................................................	5,753	1,828	21,024	—	28,605
Revenue from contracts with customers ........	1,767,858	386,247	201,411	(72,710)	2,282,806
Other revenue ....................................................	10,440	557	—	—	10,997
Total operating revenue ...............................	$1,778,298	$386,804	$201,411	$(72,710)	$2,293,803
OTHER REVENUE (EXPENSE)–Other revenue (expense) includes derivative revenue (expense)
from hedging activities for synthetic natural gas, tar oil, and electricity sales which is accounted for under
ASC 815.
CONTRACT BALANCES–At times, Basin and its subsidiaries will receive payment in advance of performing an obligation under a contract. Unearned revenue, a contract liability, is recognized when this occurs. At September 30, 2026 and December 31, 2025, the unearned revenue balance (included in other current liabilities on the consolidated balance sheets) was $18.0 million and $7.6 million, respectively. There were no contract assets at September 30, 2026 and December 31, 2025. The balance in receivables, net on the consolidated balance sheets represent the unconditional right to consideration from customers.
12.INCOME TAXES
For the three and nine months ended September 30, 2026, Basin recorded an income tax benefit of
$90.7 million and $84.6 million, respectively. For the three and nine months ended September 30, 2025,
Basin recorded an income tax benefit of $4.2 million and income tax expense of $3.7 million, respectively.
Basin's effective tax rate was a tax benefit of 248.9 percent and 43.9 percent for the three and nine months ended September 30, 2026, respectively, and a tax benefit of 7.6 percent and tax expense of 3.0 percent for the three and nine months ended September 30, 2025, respectively.
The income tax benefit for the three and nine months ended September 30, 2026 included discrete income tax net benefits of $88.7 million related to an asset impairment and the deferral of loss on investment resulting from that asset impairment. For more information on the asset impairment loss, see
Note 5 under Recoverability of Long-Lived Assets.
The rates for all periods presented differ from the federal statutory rate of 21 percent primarily due to the impact of patronage capital allocated. In 2026, the effective tax rate was also significantly impacted by the discrete tax benefits described above.
13.EMPLOYEE BENEFIT PLANS
POSTRETIREMENT BENEFITS–Eligible employees of Basin, Dakota Gas, and MLC who are retiring may elect to continue medical and dental benefits by paying premiums to continue participating in the current employee plan. Coteau also maintains medical care and life insurance plans which provide benefits to eligible retired employees.
Components of net periodic postretirement benefit expense (income) were as follows:

	Basin and Subsidiaries		Coteau
Three Months Ended September 30,	2026	2025	2026	2025
	(In thousands)
Service cost .....................................................	$320	$315	$4	$4
Interest cost .....................................................	257	249	12	16
Amortization of prior service cost .................	58	58	—	—
Amortization of net actuarial gain .................	(412)	(412)	(110)	(169)
Net periodic expense (income) .....................	$223	$210	$(94)	$(149)

	Basin and Subsidiaries		Coteau
Nine Months Ended September 30,	2026	2025	2026	2025
	(In thousands)
Service cost .....................................................	$959	$899	$10	$14
Interest cost .....................................................	774	716	37	48
Amortization of prior service cost .................	173	174	—	—
Amortization of net actuarial gain .................	(1,237)	(1,331)	(329)	(507)
Net periodic expense (income) .....................	$669	$458	$(282)	$(445)
Basin, Dakota Gas, and MLC made contributions of $2.0 million and $673,000 to the postretirement benefit plans during the nine months ended September 30, 2026 and 2025, respectively.
DEFINED BENEFIT PLANS
NRECA RS PLAN–Pension benefits for Basin and Dakota Gas employees participating in the pension plan are provided through participation in the National Rural Electric Cooperative Association
("NRECA") Retirement Security Plan ("RS Plan") which is a defined benefit pension plan qualified under
Section 401 and tax-exempt under Section 501(a) of the Internal Revenue code. It is a multiemployer plan under GAAP.
Pension costs charged to expense for the three months ended September 30, 2026 and 2025 were
$9.3 million and $9.1 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $27.9 million and $27.9 million, respectively.

BCS AND COTEAU PLANS–BCS’s former United Mine Workers of America employees are covered under a defined benefit plan which is funded by BCS. Substantially all of Coteau’s salaried employees hired prior to January 1, 2000, participate in the Coteau Pension Plan (the "Plan"), a noncontributory defined benefit plan sponsored by NACoal. In October 2025, Coteau terminated the Plan and settled all future obligations by transferring the remaining benefit obligations to a third-party insurance company.
Components of net periodic pension expense (income) were as follows:

	BCS		Coteau
Three Months Ended September 30,	2026	2025	2026	2025
	(In thousands)
Interest cost .....................................................	$32	$31	$—	$904
Expected return on assets .............................	(34)	(35)	—	(1,027)
Amortization of net actuarial loss .................	12	16	—	—
Net periodic expense (income) .....................	$10	$12	$—	$(123)

	BCS		Coteau
Nine Months Ended September 30,	2026	2025	2026	2025
	(In thousands)
Interest cost .....................................................	$96	$93	$—	$2,711
Expected return on assets .............................	(102)	(104)	—	(3,081)
Amortization of net actuarial loss .................	36	47	—	—
Settlements ......................................................	—	—	45	—
Net periodic expense (income) .....................	$30	$36	$45	$(370)
BCS did not make any contributions to the defined benefit plan during the nine months ended
September 30, 2026. BCS and Coteau did not make any contributions to the defined benefit plans for the nine months ended September 30, 2025.
14.ASSETS AND LIABILITIES MEASURED AT FAIR VALUE
Level 1 inputs utilize observable market data in active markets for identical assets or liabilities.
Level 2 inputs consist of observable market data, other than that included in Level 1, that is either directly or indirectly observable. Level 3 inputs consist of unobservable market data which are typically based on an entity’s own assumptions of what a market participant would use in pricing an asset or liability as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Basin’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
On August 10, 2026, the Board approved the liquidation of certain investments and the removal of their prior designation for mine closure and asset retirement obligation expenditures since Basin is not legally required to maintain separately designated funds for these obligations. These investments were included in mine related assets and restricted and designated investments on the consolidated balance sheet. As a result of this liquidation, there were no government obligations, equity securities, bond market funds, or corporate bonds recorded at fair value as of September 30, 2026.
On December 31, 2025, Basin had government obligations, equity securities, bond market funds, and corporate bonds included in restricted and designated investments and mine related assets, recorded at a fair value, using quoted prices in active markets for identical assets as the fair value measurement
(Level 1).

Basin recorded derivative financial instruments including commodity contracts and interest rate swaps using significant other observable inputs as the fair value measurement (Level 2). The fair value for commodity contracts is determined by comparing the difference between the net present value of the cash flows for the commodity contracts at their initial price and the current market price. The initial price is quoted in the commodity contract and the current market price is corroborated by observable market data.
The fair value for interest rate swap contracts is determined by comparing the difference between the net present value of the cash flows for the swaps at their initial fixed rate and the current market interest rate.
The initial fixed rate is quoted in the swap agreement and the current market interest rate is corroborated by observable market data.
For information on a nonrecurring fair value measurement related to an asset impairment loss recorded for the three months ended September 30, 2026, see Note 5 under Recoverability of Long-Lived
Assets.
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of
September 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Interest rate swaps ...........................................	$35,972	$—	$35,972	$—
Commodity derivatives ...................................	55,279	—	55,279	—
	$91,251	$—	$91,251	$—

Liabilities:
Interest rate swaps ...........................................	$7,311	$—	$7,311	$—
Commodity derivatives ...................................	26,924	—	26,924	—
	$34,235	$—	$34,235	$—

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of
December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments:
Equities and equity funds ............................	$128,659	$128,659	$—	$—
Corporate and government bonds .............	1,971	1,971	—	—
Bond market funds .......................................	73,004	73,004	—	—
	203,634	203,634	—	—
Commodity derivatives ....................................	42,880	—	42,880	—
	$246,514	$203,634	$42,880	$—

Liabilities:
Interest rate swaps ...........................................	$22,031	$—	$22,031	$—
Commodity derivatives ...................................	31,440	—	31,440	—
	$53,471	$—	$53,471	$—
15.SEGMENT REPORTING
Basin’s reportable segments include the Electric Utility, Gasification, and Coal and Limestone
Operations. Certain activities that support the reportable segments, ancillary projects, or operating segments that do not meet the quantitative threshold for a reportable segment are presented as Other.
The operating segments are based on Basin’s method of internal reporting that the Chief Operating
Decision Maker ("CODM") reviews to make decisions on overall resource allocation and to assess performance. The CODM is Basin’s Chief Executive Officer and General Manager. The CODM reviews actual financial information and forecasted financial information at an operating segment level and primarily uses segment net margin and earnings for making decisions on resource allocation and assessing performance. The CODM uses segment net income in assessing financial performance on a monthly basis, reviewing and approving annual operating budgets and long-term forecasts, allocating capital or financial resources to our segments and in making strategic decisions.
The Electric Utility reportable segment provides wholesale electric service and other ancillary services to Basin’s members throughout its service territory with its own electrical generation and transmission assets and various contractual arrangements.
The Gasification reportable segment includes Dakota Gas. Dakota Gas operates a gasification facility that converts lignite coal into synthetic natural gas and other products including fertilizers, diesel exhaust fluid, carbon dioxide, and other oil and chemical products.
The Coal and Limestone Operations reportable segment purchases coal and coordinates deliveries of coal to Basin’s Electric Utility generation facilities and Gasification operations. It also produces lime and limestone that is used for emissions control at the generation facilities.
Other consists of Basin Cooperative Services, Nemadji River Generation, and certain tax adjustments and other activity not associated with the reportable segments. Basin Cooperative Services provides certain nonutility property management services to Basin. Nemadji River Generation owned an undivided interest in a proposed electric generation facility. In January 2026, Nemadji River Generation exited the project and the NRG subsidiary is expected to be fully dissolved by the end of 2026.
Substantially all of Basin’s assets and revenues are located in the United States. Revenues and assets outside the United States were not material for the periods presented.
Major Customer – For the nine months ended September 30, 2026 and 2025, revenues from a single customer, Upper Missouri, represented approximately 29.9 percent and 29.8 percent respectively, of
Basin's consolidated revenues, all of which were attributable to the Electric Utility reportable segment. No other customer contributed 10 percent or more of consolidated revenues for the periods.
Information on Basin’s segments for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ................................................................	$717,620	$89,507	$51,401	$858,528
Intersegment ........................................................	—	—	25,345	25,345
	717,620	89,507	76,746	883,873
Elimination of intersegment revenue ....................				(25,345)
Total operating revenue ..........................................				$858,528
Less:
Electric fuel and purchased power ........................	283,910	—	—
Electric operations and maintenance ...................	213,702	—	—
Cost of products sold:
External ................................................................	—	81,768	63,973
Intersegment ........................................................	—	25,345	—
Nonelectric selling, general and administrative ..	—	24,538	2,555
Depreciation, depletion and amortization ............	53,371	10,424	5,181
Impairment of assets ...............................................	—	539,953	—
Regulatory deferral of loss related to impairment of assets .........................................	(451,217)	—	—
Other income ............................................................	(33,966)	(29,319)	(3,936)
Interest and other charges:
External ................................................................	65,312	3,969	2,398
Intersegment ........................................................	465,856	—	—
Income tax (benefit) expense ................................	(1,932)	(101,316)	748
Net margin and earnings attributable to noncontrolling interest .......................................	—	—	6,065
Segment net margin and earnings (loss) .............	122,584	(465,855)	(238)	(343,509)
Elimination of intercompany loss ..........................				465,856
Other net expenses .................................................				(1,232)
Net margin and earnings attributable to Basin ....				$121,115

	Three Months Ended September 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$626,046	$95,075	$48,033	$769,154
Intersegment .............................................................	—	—	22,890	22,890
	626,046	95,075	70,923	792,044
Elimination of intersegment revenue .........................				(22,890)
Total operating revenue ...............................................				$769,154
Less:
Electric fuel and purchased power .............................	261,359	—	—
Electric operations and maintenance.........................	186,498	—	—
Cost of products sold:
External ......................................................................	—	88,552	63,879
Intersegment .............................................................	—	22,890	—
Nonelectric selling, general and administrative ........	—	25,694	3,202
Depreciation, depletion and amortization ..................	54,845	10,398	4,611
Impairment of assets ....................................................	—	3,139	—
Other income .................................................................	(13,951)	(36,978)	(7,076)
Interest and other charges:
External ......................................................................	57,518	8,960	3,513
Intersegment .............................................................	21,967	—	—
Income tax expense (benefit) ......................................	1,442	(5,613)	(16)
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	6,033
Segment net margin and earnings (loss) ..................	56,368	(21,967)	(3,223)	31,178
Elimination of intercompany loss ................................				21,967
Other net earnings ........................................................				3
Net margin and earnings attributable to Basin .........				$53,148

Information on Basin’s segments for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$1,999,698	$360,657	$161,564	$2,521,919
Intersegment .............................................................	—	—	84,560	84,560
	1,999,698	360,657	246,124	2,606,479
Elimination of intersegment revenue .........................				(84,560)
Total operating revenue ...............................................				$2,521,919
Less:
Electric fuel and purchased power .............................	848,338	—	—
Electric operations and maintenance.........................	633,246	—	—
Cost of products sold:
External ......................................................................	—	275,920	177,541
Intersegment .............................................................	—	84,560	—
Nonelectric selling, general and administrative ........	—	71,249	6,800
Depreciation, depletion and amortization ..................	153,317	31,216	15,055
Impairment of assets ....................................................	—	540,520	—
Regulatory deferral of loss related to impairment of assets ....................................................................	(451,217)	—	—
Other income .................................................................	(65,741)	(102,524)	(13,013)
Interest and other charges:
External ......................................................................	199,724	11,982	8,405
Intersegment .............................................................	461,843	—	—
Income tax (benefit) expense ......................................	(5,084)	(96,222)	9,093
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	18,239
Segment net margin and earnings (loss) ..................	225,272	(456,044)	24,004	(206,768)
Elimination of intercompany loss ................................				461,843
Other net earnings ........................................................				4,010
Net margin and earnings attributable to Basin .........				$259,085

Segment capital expenditures (a) ................................	$867,476	$5,494	$22,332	$895,302
Other capital expenditures ...........................................				—
Total consolidated capital expenditures ....................				$895,302
_______________
(a)Does not include accruals for property, plant and equipment as disclosed in the supplemental cash flow information to the consolidated statements of cash flows.

	Nine Months Ended September 30, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Operating revenue:
External ......................................................................	$1,778,298	$386,804	$128,701	$2,293,803
Intersegment .............................................................	—	—	72,710	72,710
	1,778,298	386,804	201,411	2,366,513
Elimination of intersegment revenue .........................				(72,710)
Total operating revenue ...............................................				$2,293,803
Less:
Electric fuel and purchased power .............................	807,533	—	—
Electric operations and maintenance.........................	565,302	—	—
Cost of products sold:
External ......................................................................	—	282,566	171,971
Intersegment .............................................................	—	72,710	—
Nonelectric selling, general and administrative ........	—	78,405	7,500
Depreciation, depletion and amortization ..................	159,892	31,228	13,769
Impairment of assets ....................................................	—	4,107	—
Other income .................................................................	(46,714)	(94,183)	(13,331)
Interest and other charges:
External ......................................................................	164,064	26,117	10,174
Intersegment .............................................................	16,511	—	—
Income tax expense .....................................................	1,041	2,016	709
Net margin and earnings attributable to noncontrolling interest .............................................	—	—	17,243
Segment net margin and earnings (loss) ..................	110,669	(16,162)	(6,624)	87,883
Elimination of intercompany loss ................................				16,511
Other net expenses ......................................................				(330)
Net margin and earnings attributable to Basin .........				$104,064

Segment capital expenditures (a) ................................	$473,311	$20,983	$15,949	$510,243
Other capital expenditures ...........................................				—
Total consolidated capital expenditures ....................				$510,243
________________
(a)Does not include accruals for property, plant and equipment as disclosed in the supplemental cash flow information to the consolidated statements of cash flows.

Information on Basin’s segments as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Segment total assets ...........................................	$9,585,407	$595,058	$443,144	$10,623,609
Other assets ..........................................................				30,146
Elimination of intersegment assets ....................				(784,408)
Total consolidated assets ....................................				$9,869,347

	December 31, 2025
	Electric Utility	Gasification	Coal and Limestone Operations	Total Reportable Segments
	(In thousands)
Segment total assets ...........................................	$9,014,439	$1,053,066	$568,599	$10,636,104
Other assets ..........................................................				35,504
Elimination of intersegment assets ....................				(1,273,951)
Total consolidated assets ....................................				$9,397,657
16.COMMITMENTS AND CONTINGENCIES
LEGAL
We are involved in claims, legal proceedings, investigations, and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of
September 30, 2026, other than those discussed below, will not be material.
LITIGATION–On November 7, 2019, McKenzie Electric Cooperative, Inc. ("McKenzie"), a Class C
Member of Basin and a member of Class A Member Upper Missouri G&T Electric Cooperative, Inc.
("Upper Missouri"), filed a lawsuit in North Dakota State Court against both Basin and Upper Missouri.
The complaint brought multiple claims against Basin, some of which have since been dismissed.
McKenzie’s remaining claims against Basin are: (1) breach of the wholesale power contract ("WPC")
between Basin and Upper Missouri (either as an alleged three-tier contract among Basin, Upper Missouri and McKenzie, or with McKenzie being a third-party beneficiary to the WPC) by including losses associated with Dakota Gas in rates; and (2) declaratory judgment that the WPC permits McKenzie to terminate its contract with Upper Missouri prior to the expiration of the contract. Summary judgment motions were argued in April 2025 and are currently pending before the court. In September 2025, the parties reached a non-binding settlement in principle. In July 2026, the parties entered into a settlement agreement, which was subject to contingencies, including all corporate and regulatory approvals, as applicable to certain of the parties, and Upper Missouri receiving financing under the Rural Electrification
Act of 1936 ("RE Act"). The parties have since satisfied all of the settlement agreement contingencies and
McKenzie filed in October 2026 a stipulation for dismissal of the North Dakota State Court case. In addition, Basin agreed that, from and after January 1, 2031, it will not, directly or indirectly, include any amounts associated with Basin’s subsidiary Dakota Gas, its assets, or any successor-in-interest to
Dakota Gas in wholesale power rates charged by Basin to Upper Missouri for power purchased by
McKenzie, subject to certain exceptions. The pre-tax accrual that was recorded in June 2026 associated with the settlement agreement was $40.0 million. On September 8, 2026, RUS approved Basin's request for regulatory accounting treatment of this loss associated with the settlement. In the third quarter of
2026, the previously recorded $40.0 million expense accrual was reversed and deferred as a regulatory asset and is to be recovered in rates on a straight-line basis from 2026 to 2033. For more information, see
Note 8 which includes this regulatory asset, net of amortization.
FERC PROCEEDINGS–Effective November 1, 2019, Basin ceased qualifying for an exemption from
FERC’s jurisdiction under the Federal Power Act. As part of its new compliance requirements, Basin submitted its WPCs and Rate Schedule A to FERC for approval. FERC accepted Basin’s WPCs and 2020
Rate Schedule A subject to hearing and settlement proceedings effective September 15, 2020, and dismissed Basin’s 2019 Rate Schedule A as moot. FERC subsequently accepted and consolidated
Basin’s 2021 Rate Schedule A with the ongoing hearing and settlement proceedings effective January 1,
2021. The FERC presiding judge held a hearing on the WPCs and 2020 and 2021 Rate Schedules A from August 28, 2023, to October 27, 2023, and from February 5, 2024, through February 7, 2024. The
FERC presiding judge issued his initial decision on June 11, 2024, addressing arguments raised by Class
A Members Tri-State Generation and Transmission Association, Inc. ("Tri-State"), Minnesota Valley
Electric Cooperative ("MVEC"), and Wright-Hennepin Cooperative Electric Association ("Wright-
Hennepin"), Class C Member McKenzie, and the Sierra Club. In particular, the Sierra Club argued that
Basin should not be allowed to recover costs in its rates relating to certain of its coal generation assets;
McKenzie argued that Basin should not be allowed to recover costs in its rates relating to Dakota Gas;
and Tri-State, MVEC, and Wright-Hennepin argued that Basin’s calculation of rates for depreciation expense and transmission service is not just and reasonable. The Initial Decision remains pending before
FERC on exceptions. FERC has not indicated when it intends to act on the initial decision. In addition,
FERC action remains pending on Basin’s 2022, 2023, 2024, and 2025 Rate Schedules A.
On July 16, 2025, Basin received financing under the RE Act. Basin subsequently filed notices of cancellation of its rate schedules, tariffs, and other agreements. On September 12, 2025, FERC issued an order accepting the notices of cancellation, finding that, due to Basin’s change of jurisdictional status, it is no longer required to maintain tariff records with FERC. The cancellation order has since been appealed by Tri-State to the D.C. Circuit Court of Appeals and remains pending with the appellate court.
MVEC has subsequently voluntarily dismissed its objections in this proceeding and withdrawn as a participant in the matter. In September 2025, Basin and McKenzie reached a settlement in principle, through which McKenzie agreed to withdraw its objections to Basin’s rates in the FERC proceedings and withdraw from any other FERC proceedings and/or appeals in which it had intervened against Basin to the greatest extent possible. A settlement agreement with McKenzie was signed in July 2026. Upon satisfaction of the contingencies under the settlement agreement, McKenzie filed with FERC in October
2026 to withdraw from these proceedings.  The McKenzie withdrawal filings have been opposed by Tri-
State, the Sierra Club, and Wright-Hennepin. In its opposition to the withdrawal filings, Tri-State asserted that FERC must review the settlement agreement with McKenzie to determine whether it is just and reasonable and whether the impacts on other Basin members are appropriate. The withdrawal filings, remain pending before FERC.  See also “Litigation” above.
RUS FINANCING–On June 10, 2025, McKenzie filed with FERC a complaint against Basin. The complaint requests that FERC find that Basin is not authorized to obtain financing under the RE Act and that FERC retain jurisdiction over Basin notwithstanding Basin receiving such financing. Basin contested the allegations of the complaint and further contested McKenzie’s right to the relief requested under the
Federal Power Act. On May 21, 2026, FERC issued an order denying the complaint, finding that
McKenzie had not demonstrated that Basin's actions were in violation of either Section 204 of the Federal
Power Act or its blanket authorization to obtain financing. McKenzie, Tri-State and Sierra Club filed motions for reconsiderations of the order. On July 23, 2026, FERC issued a notice denying reconsideration by operation of law. On October 15, 2026, FERC issued an order denying reconsideration. McKenzie, Tri-State and the Sierra Club petitioned the D.C. Circuit Court of Appeals for review of the FERC orders. Pursuant to the settlement agreement entered into with McKenzie in July
2026, upon satisfaction of the contingencies, McKenzie and FERC filed with the D.C. Court of Appeals a stipulation for dismissal of McKenzie’s appeal, and McKenzie filed with FERC a motion to dismiss with prejudice its complaint in this matter. The McKenzie withdrawal filing has been opposed by Tri-State and remains pending with FERC. The Tri-State and the Sierra Club petitions for review remain pending before the D.C. Circuit Court of Appeals. See also “Litigation” above.

NORTHWEST RURAL PUBLIC POWER DISTRICT–On March 25, 2024, Class C Member
Northwest Rural Public Power District ("NRPPD") filed with FERC a complaint against Basin and Tri-
State. The complaint requested that FERC find that NRPPD is permitted to withdraw its membership in
Tri-State, terminate its wholesale electric service contract ("WESC") with Tri-State, and that its withdrawal and termination is permissible under the wholesale power contract between Basin and Tri-State. In
December 2024, FERC issued its order denying the complaint, but finding that NRPPD’s withdrawal from
Tri-State and termination of its WESC is not a breach of the wholesale power contract between Basin and
Tri-State. FERC denied rehearing and issued an order addressing the rehearing arguments. Basin filed a petition for review of the FERC order with the D.C. Circuit Court of Appeals, which was denied on October
2, 2026. In April 2026, Basin and NRPPD reached a settlement in principle, through which NRPPD will dismiss its pending appeal at the D.C. Circuit and the underlying FERC complaint. A mutually acceptable settlement agreement was signed in May 2026 by the parties and NRPPD moved in June 2026 to withdraw the FERC compliant and dismiss the appeal at the D.C. Circuit. In addition, NRPPD is expected to become a Class D Member effective January 1, 2027. Basin considered this matter and currently has not made an accrual.
Additionally, NRPPD has filed a complaint against Basin in federal district court in Nebraska. In its amended complaint, NRPPD seeks a declaratory judgment that Basin and Tri-State are bound by the
December 2024 FERC Order that NRPPD’s withdrawal as a member of Tri-State, and therefore as a
Class C Member of Basin, is not a breach of the wholesale power contract for the Eastern Interconnection between Basin and Tri-State. NRPPD further claims that it is a third-party beneficiary of the wholesale power contract between Basin and Tri-State, and that Basin has breached its obligations to Tri-State under the wholesale power contract by failing to provide NRPPD with an exit fee. Additional claims were added against Basin for tortious interference with contract, tortious interference with a business relationship, and tortious interference with a prospective business relationship. Basin contests the allegations of the complaint and has filed a motion to dismiss, which remains pending with the court. In
April 2026, Basin and NRPPD reached a settlement in principle, through which NRPPD will dismiss the pending complaint. A mutually acceptable settlement agreement was signed in May 2026 and NRPPD filed in June 2026 to dismiss the pending compliant with prejudice. Basin considered this complaint and currently has not made an accrual.
OTHER
DEBT GUARANTEE–Basin guarantees, on an unsecured basis, a certain debt obligation of Dakota
Coal totaling $19.9 million as of September 30, 2026. In the event Dakota Coal defaults under this obligation, Basin would be required to make payments under its guarantee.
17.RELATED PARTY TRANSACTIONS
Basin provides wholesale electricity sales and other services to its members. Basin had accounts receivable from its members related to member wholesale power agreements of $238.3 million and
$202.4 million as of September 30, 2026 and December 31, 2025, respectively.
Other receivables include $2.3 million as of both September 30, 2026 and December 31, 2025, for amounts Basin, as operating agent, and its subsidiaries, have billed to MBPP. Included in special funds on the consolidated balance sheets is Basin’s advance to MBPP of approximately $17.0 million as of both
September 30, 2026 and December 31, 2025.
CONTRACTUAL COMMITMENTS–Basin provides and receives power, various materials, supplies and services to and from affiliates which are under the following agreements:
•POWER SUPPLY–Basin provides all electric capacity, energy and transmission service needed to meet Dakota Gas’ Synfuels Plant requirements under an agreement that extends through 2050.
•SCREENED COAL–Dakota Gas’ Synfuels Plant provides screened coal to Basin under an agreement that extends through 2037.

•COAL SUPPLY–Dakota Coal provides all coal requirements of Dakota Gas’ Synfuels Plant and
Basin’s AVS and LOS. This agreement extends through 2037.
•ADMINISTRATIVE SERVICES–Basin provides various administrative and financial services to
Dakota Gas, Dakota Coal, MLC and BCS.
•LIME SALES–Dakota Coal provides lime to Basin’s AVS and LRS. The agreement with AVS extends through 2030.
•LIMESTONE SALES–Dakota Coal provides limestone to Basin’s LOS under an agreement that extends through 2040.
•WATER SUPPLY–Basin provides water supply facilities for use by Dakota Gas’ Synfuels Plant.
•SALE OF NATURAL GAS–Dakota Gas sells natural gas to Basin for operation of utility gas generating plants and AVS (includes pipeline related costs).
•USE OF TRANSMISSION ASSETS–Basin uses certain Dakota Gas transmission assets for a fee under an agreement that extends through 2047.
•SALE OF FERTILIZERS, UREA AND DEF-Dakota Gas sells fertilizers, urea and DEF to Basin and MBPP for operation of power generation units.
•PROJECT SERVICES–Basin provides the use of operational assets to Dakota Gas’ Synfuels
Plant.
•OTHER-Dakota Coal provides the maintenance of railroad facilities to Dakota Gas' Synfuels Plant and Basin under an agreement that extends through 2040.

Related party amounts that were not eliminated in consolidation in accordance with ASC 980 were billed as follows for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Sales of goods and services to:
Dakota Gas
Power supply .......................................................	$18,066	$16,018	$50,793	$46,046
Administrative services ......................................	7,409	6,409	22,178	20,277
Water supply, project and other services .......	918	324	2,520	2,134
Dakota Coal
Administrative services ......................................	607	801	1,681	1,943
Total .........................................................................	$27,000	$23,552	$77,172	$70,400

Goods and services provided by:
Dakota Gas
Screened coal .....................................................	$15,330	$15,090	$50,309	$47,754
Natural gas ..........................................................	5,120	4,542	18,635	10,388
Fertilizers, urea and DEF ..................................	1,664	1,362	4,323	3,220
Transmission and other misc. services ...........	249	239	777	750
Dakota Coal
Coal supply ..........................................................	28,313	24,299	90,112	59,916
Lime ......................................................................	4,922	5,031	12,326	12,098
Limestone ............................................................	1,023	1,018	2,471	2,130
Other .....................................................................	17	—	52	—
Total .........................................................................	$56,638	$51,581	$179,005	$136,256
Various other intercompany management, administrative and financial services were performed, which were not significant.
18.SUBSEQUENT EVENTS
On May 29, 2026, Basin entered into an Equity Purchase Agreement with a third party to sell the CO2 pipeline that runs from Dakota Gas to Canada. The agreement also provided for the sale of the stock of
SVPL since the Canadian portion of the CO2 pipeline is owned by SVPL. On October 30, 2026, Basin completed this sale and received gross proceeds of $90.0 million upon closing. Dakota Gas will remain involved in the pipeline operations until the expiration of its current Canadian contracts at the end of 2027, after which Dakota Gas expects to redirect CO2 to its carbon sequestration project. The transaction resulted in a pre-tax gain of approximately $86.0 million. Due to the Dakota Gas's continuing involvement in the pipeline operations following closing, the gain on the sale is expected to be recognized when the continuing involvement is resolved and the applicable recognition criteria are satisfied.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis of Basin’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results
of Operations” for the year ended December 31, 2025, included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 6, 2026 (the “Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Forward-Looking Statements” included elsewhere in this report.
Executive Overview
We are a not-for-profit generation and transmission ("G&T") cooperative corporation based in
Bismarck, North Dakota, principally engaged in the business of providing wholesale electric services to our members through long-term wholesale power contracts. These electric services generally represent the capacity and energy requirements of our members beyond that available to them from other sources, primarily WAPA, which provides hydroelectric power and transmission services to our members.
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
For the nine months ended September 30, 2026, we sold 30.5 million MWhs of electricity, of which
85% was sold to our Class A Members. Our consolidated net margin and earnings was $259.1 million in the nine months ended September 30, 2026, compared to $104.1 million for the nine months ended
September 30, 2025. Our results for the nine months ended September 30, 2026, were primarily impacted by the following factors:
Total operating revenue increased $228.1 million, or 9.9%.
◦Operating revenue at our Electric Utility operating segment increased primarily due to a rate increase on electricity sales to our members effective January 1, 2026.
◦Operating revenue at our Gasification operating segment decreased primarily due to lower
DEF and synthetic natural gas revenue, primarily resulting from lower sales volumes. These decreases were partially offset by higher fertilizer sales revenue primarily driven by increased prices.
◦Operating revenue at our Coal and Limestone Operations operating segment increased largely due to higher lignite coal sales resulting from increased volumes sold and higher average sales prices.
Total operating expenses increased $178.0 million, or 8.4%.
◦Impairment of assets increased $535.4 million primarily due to an impairment charge related to Dakota Gas's long-lived asset group. This was partially offset by the deferral of the Dakota
Gas impairment as a regulatory asset.
◦Electric operations and maintenance and Electric fuel and purchased power increased largely due to higher net transmission wheeling expenses resulting from a transmission tariff true-up adjustment and increased fuel, production, and general and administrative expenses. Fuel expenses were higher as a result of higher natural gas and coal generation and prices.
Production expenses were higher due to increased emissions control products expense due to higher electricity generation and increased materials costs. These increases were partially offset by lower purchased power expense and maintenance expense.
Other income increased $37.0 million primarily due to gains from the liquidation of investment funds.

Interest and other charges increased $19.4 million, primarily due to an increase in net interest expense primarily due to higher debt balances resulting from additional capital expenditures in electric utility property and higher interest rates.
Income tax benefit increased $88.4 million, primarily due to the tax benefit accrued associated with the asset impairment.
Recent Developments
Greenhouse Gas Regulations. In June 2025, the United States Environmental Protection Agency
("EPA") proposed repealing greenhouse gas ("GHG") emission standards applicable to fossil fuel-fired electric generating units that were adopted in 2024. In September 2026, the EPA finalized a partial repeal of certain 2024 requirements while simultaneously proposing additional actions related to remaining GHG regulations applicable to fossil fuel-fired power plants. Regulatory and judicial proceedings concerning these matters remain ongoing. Accordingly, the ultimate scope of future GHG regulatory requirements applicable to Basin remains uncertain.
Basin Financial Forecast. On September 15, 2026, the Board of Directors (the “Board”) of Basin
approved a 10-year financial forecast (the “Forecast”). The Forecast incorporates updated assumptions regarding member load growth, capital expenditures, financing requirements, and member rates. Based on these assumptions, the Forecast projects a 2027 average member rate of approximately $75.0 per
MWh. During the 2027-2031 forecast period, the Forecast projects total capital expenditures of approximately $6.3 billion and total debt issuances of approximately $3.7 billion. In addition, the Forecast projects that our members’ peak demand requirements supplied by us will increase at an average annual compound rate of 1.4% for the period from 2026 through 2031, exclusive of large loads. See "Key Factors
Affecting Results" and "Liquidity and Capital Resources" for additional discussion of these matters.
Dakota Gas Strategic Options. Advancement continues in our evaluation of various strategic options for Dakota Gas, including the sale to potential buyers of the equity or remaining assets of Dakota Gas, in whole or in part, and the potential retirement, decommissioning, or repurposing of the Synfuels Plant.
During the quarter ended September 30, 2026, we recorded a $539.9 million impairment charge related to Dakota Gas's long-lived asset group following the approval of a ten-year financial forecast that indicated Dakota Gas may not continue its current commercial operations through the end of the previously estimated useful life of those assets. The impairment charge was deferred as a regulatory asset pursuant to RUS-approved regulatory accounting treatment. See Note 8 for additional information.
Although the long-lived asset group was written down to its estimated fair value, we could incur additional charges, losses or costs as a result of any transaction to sell the equity or some or all of the remaining assets of Dakota Gas or decommissioning or repurposing of the Synfuels Plant. There is no assurance that any transaction will occur. In addition, the retirement, decommissioning or repurposing of the
Synfuels Plant could require substantial costs including site reclamation, employee severances and the loss of our synergies with Dakota Gas. See “Key Factors Affecting Results” below.
Wind turbine repowering projects. Basin continues to advance the permitting and other review requirements associated with certain wind turbine repowering projects within our generation fleet in North and South Dakota. Evaluation of the potential impacts of permitting delays and other review requirements on project timing, costs, and projected economic benefits is ongoing. As of September 30, 2026, Basin's investment in these repowering projects was $189.2 million.
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
Results of Operations
Provided below is a summary and discussion of our operating results on a consolidated basis for the three and nine months ended September 30, 2026 and 2025, followed by a discussion of the operating results of each of our operating segments for the three and nine months ended September 30, 2026 compared to 2025.
Consolidated Summary
The following table summarizes our consolidated net margin and earnings for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Electric Utility ..................................	$122,584	$56,368	117.5%	$225,272	$110,669	103.6%
Gasification .....................................	(465,855)	(21,967)	NM	(456,044)	(16,162)	NM
Coal and Limestone Operations ..	(238)	(3,223)	92.6%	24,004	(6,624)	462.4%
Other (a) ............................................	464,624	21,970	NM	465,853	16,181	NM
Net margin and earnings attributable to Basin .......................	$121,115	$53,148	127.9%	$259,085	$104,064	149.0%
_____________
(a)Includes intersegment eliminations.
NM - not meaningful
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30,
2025
•Electric Utility net margin increased primarily due to increased revenue from sales of electricity to members due to higher average rates effective January 1, 2026, as well as gains from the liquidation of investment funds partially offset by increased operating expenses.
•Gasification net loss increased primarily due to a net impairment charge related to long-lived asset group partially offset by higher fertilizer revenue.
•Coal and Limestone Operations net loss decreased primarily due to increased volumes sold, partially offset by lower gains on investments.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
•Electric Utility net margin increased primarily due to increased revenue from sales of electricity to members, largely driven by higher average rates effective January 1, 2026, as well as higher electricity sales to non-members, and gains from the liquidation of investment funds, partially offset by increased operating and fuel expenses and higher interest expense.
•Gasification net loss increased primarily due to a net impairment charge related to the long-lived asset group and lower DEF sales, partially offset by higher fertilizer revenue and lower interest expense.
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
The following table summarizes the performance and certain operating statistics of the Electric Utility segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenue:
Sales of electricity to members ................................	$652,214	$560,864	16.3%	$1,828,357	$1,619,443	12.9%
Sales of electricity to non- members ................................	63,367	54,913	15.4%	165,510	142,662	16.0%
Other .......................................	2,039	10,269	(80.1)%	5,831	16,193	(64.0)%
Total operating revenue .......	717,620	626,046	14.6%	1,999,698	1,778,298	12.5%

Fuel and purchased power ..	283,910	261,359	8.6%	848,338	807,533	5.1%
Operations and maintenance ..........................	213,702	186,498	14.6%	633,246	565,302	12.0%
Depreciation and amortization ...........................	53,371	54,845	(2.7)%	153,317	159,892	(4.1)%
Total operating expenses ....	550,983	502,702	9.6%	1,634,901	1,532,727	6.7%

Operating margin ..................	166,637	123,344	35.1%	364,797	245,571	48.6%

Other income .........................	33,966	13,951	143.5%	65,741	46,714	40.7%
Interest and other charges ..	531,168	79,485	568.3%	661,567	180,575	266.4%
Regulatory deferral of loss related to impairment of assets (a) .................................	(451,217)	—	100.0%	(451,217)	—	100.0%
Income tax benefit ................	(1,932)	1,442	(234.0)%	(5,084)	1,041	(588.4)%
Net margin .............................	$122,584	$56,368	117.5%	$225,272	$110,669	103.6%

Electricity energy sales (in thousand MWh):
Member sales ........................	9,022	8,570	5.3%	25,915	25,496	1.6%
Non-member sales ...............	1,407	1,536	(8.4)%	4,541	3,639	24.8%
Total electricity energy sales ........................................	10,429	10,106	3.2%	30,456	29,135	4.5%

Peak billing demand (in MW) .........................................	5,102	4,793	6.4%	5,102	5,150	(0.9)%
Average rate per MWh:
Member sales ........................	$72.29	$65.45	10.5%	$70.55	$63.52	11.1%
Non-member sales ...............	$45.04	$35.75	26.0%	$36.45	$39.20	(7.0)%
_____________
(a)Presentation differs from consolidated statement of operations as this deferral partially offsets Basin's loss on investments in Dakota Gas resulting from the asset impairment on a stand alone segment basis.

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30,
2025
Electric Utility net margin increased $66.2 million as a result of:
Operating revenue increased $91.6 million mainly due to:
•Sales of electricity to members increased $91.4 million primarily due to higher average member rates effective January 1, 2026, and higher energy volumes sold.
•Sales of electricity to non-members increased $8.5 million primarily due to higher prices, partially offset by decreased energy sold of 129,000 MWhs.
•Other operating revenue decreased $8.2 million, primarily due to lower hedge settlement proceeds related to electricity sales.
Fuel and purchased power increased by $22.6 million, primarily driven by a $19.9 million increase in fuel expense. Higher coal expense, resulting from increased coal-fired electricity generation, was the primary contributor to the increase. In addition, natural gas expense increased as a result of higher generation from natural gas-fired facilities and higher natural gas prices.
Operations and maintenance increased $27.2 million mainly due to:
•Increased transmission wheeling expenses of $42.9 million due to a SPP transmission tariff true-
up adjustment.
•Increased production expenses of $6.1 million primarily due to higher emissions control products expense due to higher electricity generation, partially offset by lower contracted services.
•Maintenance expense increased $5.2 million mainly due to more scheduled maintenance work in
2026.
•Decreased general and administrative expenses of $30.3 million, primarily due to the reversal and deferral as a regulatory asset of a previously accrued legal settlement loss.
Other income increased $20.0 million mainly due to realized gains of $22.2 million from the liquidation of investment funds.
Interest and other charges increased $451.7 million mainly due to a higher loss on investment in
Dakota Gas.
Regulatory deferral of loss related to impairment of assets increased $451.2 million due to regulatory deferral of the impairment of assets, net of future tax tax benefits, at Dakota Gas.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Electric Utility net margin increased $114.6 million as a result of:
Operating revenue increased $221.4 million mainly due to:
•Sales of electricity to members increased $208.9 million primarily due to higher average member rates effective January 1, 2026.
•Sales of electricity to non-members increased $22.8 million primarily due to increased energy sold. Energy sold increased 902,000 MWhs.
•Other operating revenue decreased $10.4 million, primarily due to lower hedge settlement proceeds related to electricity sales.
Fuel and purchased power increased by $40.8 million, primarily due to an increase in fuel expense of $81.8 million resulting from higher natural gas generation, including new gas generation that came online in mid-2025, and higher natural gas prices. Coal expense also increased due to higher coal prices and generation levels. These increases were partially offset by a $41.0 million decrease in purchased power expense due to lower volumes purchased  and lower power prices.
Operations and maintenance increased $67.9 million mainly due to:
•Increased transmission wheeling expenses of $52.1 million due to higher SPP and MISO wheeling expenses, including the impact of a SPP transmission tariff true-up adjustment.
•Increased production expenses of $13.2 million primarily due to higher emissions control products expense due to higher electricity generation and increased materials costs.
•Increased general and administrative expenses of $12.0 million primarily due to higher employee salaries and benefits and accruals associated with legal contingencies.
•Maintenance expense decreased $16.0 million mainly due to less unplanned maintenance work in 2026.
Other income increased $19.0 million mainly due to realized gains of $22.2 million from the liquidation of investment funds.
Interest and other charges increased $481.0 million mainly due to  a higher loss on investment in
Dakota Gas and an increase in net interest expense primarily due to higher debt balances and higher interest rates.
Regulatory deferral of loss related to impairment of assets increased $451.2 million due to regulatory deferral of the impairment of assets, net of future tax tax benefits, at Dakota Gas.

Gasification Results
Gasification operating revenue is mainly derived from the sale of synthetic natural gas, carbon dioxide, anhydrous ammonia, urea, DEF and various other products produced by Dakota Gas.
The following table summarizes the performance and certain operating statistics of the Gasification segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenue: ......................
Synthetic natural gas ...................	$18,337	$16,668	10.0%	$77,523	$81,642	(5.0)%
Fertilizers and diesel exhaust fluid .................................................	52,433	63,990	(18.1)%	226,683	252,839	(10.3)%
Other byproducts and miscellaneous ...............................	18,737	14,417	30.0%	56,451	52,323	7.9%
Total operating revenue ..............	89,507	95,075	(5.9)%	360,657	386,804	(6.8)%

Cost of products sold ..................	107,113	111,442	(3.9)%	360,480	355,276	1.5%
Selling, general and administrative ...............................	24,538	25,694	(4.5)%	71,249	78,405	(9.1)%
Depreciation and amortization ...	10,424	10,398	0.3%	31,216	31,228	—%
Impairment of assets ...................	539,953	3,139	NM	540,520	4,107	NM
Total operating expenses ...........	682,028	150,673	352.7%	1,003,465	469,016	114.0%

Operating deficit ...........................	(592,521)	(55,598)	965.7%	(642,808)	(82,212)	681.9%

Other income ................................	29,319	36,978	(20.7)%	102,524	94,183	8.9%
Interest and other charges .........	3,969	8,960	(55.7)%	11,982	26,117	(54.1)%
Income tax expense (benefit) ....	(101,316)	(5,613)	NM	(96,222)	2,016	NM
Net earnings (loss) ......................	$(465,855)	$(21,967)	NM	$(456,044)	$(16,162)	NM

Sales volumes:
Synthetic natural gas (dekatherms in millions) ..............	7.2	6.6	9.1%	21.8	26.8	(18.7)%
Fertilizer products (tons in thousands) ....................................	81.2	53.3	52.3%	333.0	321.6	3.5%
Diesel exhaust fluid (gallons in millions) .........................................	11.4	26.7	(57.3)%	33.8	64.0	(47.2)%
NM - not meaningful
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30,
2025
Gasification net loss increased $443.9 million as a result of:
Operating revenue decreased $5.6 million mainly due to:
•Synthetic natural gas revenue increased by $1.7 million primarily as a result of higher volumes sold. Realized prices of $2.54 per dekatherm were slightly higher.

•Fertilizer and DEF revenue decreased by $11.6 million. DEF sales revenue decreased $24.9 million largely due to lower DEF volumes sold on behalf of third parties. Fertilizer sales revenue increased $13.3 million due to higher volumes, partially offset by a decrease in prices.
Cost of products sold decreased by $4.3 million, primarily due to lower third party DEF purchases, partially offset by higher electricity prices, higher coal expense and higher employee salaries and benefits.
Selling, general and administrative decreased by $1.2 million, primarily due to lower freight expense resulting from a new DEF sales agreement in which the gross sales price is net of freight costs.
Impairment of assets increased by $536.8 million, primarily due to an impairment charge related to
Dakota Gas's long-lived asset group. See Note 5, Selected Balance Sheet Information - Recoverability of
Long-Lived Assets, for additional information.
Other income was $7.7 million lower largely due to decreased benefits from the monetization of tax credits related to the capture and sequestration of CO2 through Dakota Gas’s investment in DCS resulting from lower CO2 volumes sequestered.
Interest and other charges decreased $5.0 million primarily due to lower interest expense as a result of lower debt balances due to certain third-party debt being paid off in December 2025.
Income tax benefit was higher primarily due to a higher income tax benefit associated with the asset impairment.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Gasification net loss increased $439.9 million as a result of:
Operating revenue decreased $26.1 million mainly due to:
•Synthetic natural gas revenue decreased by $4.1 million primarily as a result of lower volumes sold, partially offset by higher prices. Realized prices of $3.55 per dekatherm were 15 percent higher.
•Fertilizer and DEF revenue decreased by $26.2 million. DEF sales revenue decreased $44.9 million primarily due to lower DEF volumes sold on behalf of third parties. Fertilizer sales revenue increased $18.7 million due to higher prices and higher volumes sold.
Cost of products sold increased by $5.2 million primarily due to higher fertilizer volumes sold and higher coal and electricity expense, partially offset by lower third party DEF purchases.
Selling, general and administrative decreased by $7.2 million, primarily due to lower freight expense resulting from a new DEF sales agreement in which the gross sales price is net of freight costs.
Impairment of assets increased by $536.4 million primarily due to an impairment charge related to
Dakota Gas's long-lived asset group. See Note 5, Selected Balance Sheet Information - Recoverability of
Long-Lived Assets, for additional information.
Other income was $8.3 million higher largely due to  increased benefits from the monetization of tax credits related to the capture and sequestration of CO2 through Dakota Gas’s investment in DCS resulting from higher CO2 volumes sequestered and new DEF railcar rental income agreements.
Interest and other charges decreased $14.1 million primarily due to lower interest expense as a result of lower debt balances due to certain third-party debt being paid off in December 2025.
Income tax benefit was higher primarily due to a higher income tax benefit associated with the asset impairment.

Coal and Limestone Operations Results
Coal and Limestone Operations revenue is mainly derived from the sale by Dakota Coal of lignite coal for use at our generating facilities and for coal gasification at Dakota Gas. In addition, Dakota Coal operates a limestone quarry and sells lime and limestone to Basin and other third parties.
The following table summarizes performance and certain operating statistics of the Coal and
Limestone Operations segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenue .......................	$76,746	$70,923	8.2%	$246,124	$201,411	22.2%

Cost of products sold ..................	63,973	63,879	0.1%	177,541	171,971	3.2%
Selling, general and administrative ...............................	2,555	3,202	(20.2)%	6,800	7,500	(9.3)%
Depreciation, depletion and amortization ..................................	5,181	4,611	12.4%	15,055	13,769	9.3%
Total operating expenses ...........	71,709	71,692	—%	199,396	193,240	3.2%

Operating margin .........................	5,037	(769)	755.0%	46,728	8,171	471.9%

Other income ................................	3,936	7,076	(44.4)%	13,013	13,331	(2.4)%
Interest and other charges .........	2,398	3,513	(31.7)%	8,405	10,174	(17.4)%
Income tax expense (benefit) ....	748	(16)	NM	9,093	709	NM
Earnings (loss) including noncontrolling interest .................	5,827	2,810	(107.4)%	42,243	10,619	297.8%
Earnings attributable to noncontrolling interest .................	(6,065)	(6,033)	0.5%	(18,239)	(17,243)	5.8%
Net earnings (loss) ......................	$(238)	$(3,223)	92.6%	$24,004	$(6,624)	462.4%

Sales volumes:
Lignite coal (tons in millions) ......	3.2	2.9	10.3%	9.5	8.3	14.5%
NM - not meaningful
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30,
2025
Coal and Limestone Operations net loss decreased $3.0 million as a result of:
Operating revenue increased $5.8 million primarily due to higher lignite coal sales of $6.7 million resulting from increased volumes, partially offset by lower average sales prices.
Cost of products sold increased $94,000 primarily due to higher costs in lignite coal mining operations and lime production, partially offset by lower mine closing costs.
Selling, general and administrative decreased $647,000 primarily due to lower general and administrative and freight expenses.
Depreciation and amortization increased $570,000 mainly due to investments in mining equipment.
Other income decreased $3.1 million primarily due to lower gains on investments.
Interest and other charges decreased $1.1 million as a result of lower debt balances.

Income tax expense was $764,000 higher due to higher income before taxes.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Coal and Limestone Operations net earnings increased $30.6 million as a result of:
Operating revenue increased $44.7 million primarily due to higher lignite coal sales of $44.4 million resulting from increased volumes and higher average sales prices.
Cost of products sold increased $5.6 million primarily due to higher costs in lignite coal mining operations.
Depreciation and amortization increased $1.3 million mainly due to investments in mining equipment.
Other income decreased $318,000 primarily due to lower gains on investments.
Interest and other charges decreased $1.8 million as a result of lower debt balances.
Income tax expense increased $8.4 million due to higher income before taxes.
Other Results
Other consists of the operations of BCS, NRG, certain tax adjustments, intersegment eliminations, and other activity not associated with the Electric Utility, Gasification, and Coal and Limestone Operations
segments.
BCS provides certain nonutility property management services to Basin.
NRG owned an undivided interest in a proposed electric generation facility. In January 2026, NRG exited the project. In June 2026, NRG was fully written-off for financial reporting purposes and Basin is still in the process of completing the required legal and administrative procedures necessary to formally dissolve the entity. NRG is expected to be fully dissolved by the end of 2026.
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30,
2025
Other increased by $442.7 million. The change in other is primarily related to the intersegment elimination of the Gasification segment loss. See “—Gasification Results” above for further detail.
Additionally, liquidation of mine closing funds in August 2026 resulted in investment gains of $10.5 million at BCS. Partially offsetting these items was a consolidating tax adjustment made in 2026 of $11.6 million.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Other increased by $449.7 million. The change in other is primarily related to the intersegment elimination of the Gasification segment loss. See “—Gasification Results” above for further detail.
Additionally, liquidation of mine closing funds in August 2026 resulted in investment gains of $10.5 million at BCS.
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

Capital Resources
We had cash, restricted and designated cash and short-term investments of $883.6 million as of
September 30, 2026. This is inclusive of cash and investments of $282.5 million designated for regulatory revenue deferrals, legal settlement escrow amounts, and other designated purposes as of September 30,
2026.
Our liquidity is supported by two revolving credit facilities. We have a $1.25 billion unsecured syndicated revolving credit agreement. As of September 30, 2026, we had no amounts outstanding under this facility. We have a $500.0 million taxable commercial paper program that is supported by this facility and had $173.3 million outstanding as of September 30, 2026.
We also have a tax-exempt commercial paper program supported by a $100.0 million credit facility with National Rural Utilities Cooperative Finance Corporation (“CFC”). As of September 30, 2026, $100.0
million of the CFC facility was used to support commercial paper issuances.
On October 21, 2026, Basin repaid and subsequently replaced the 2025 Term Loan in the amount of
$375.0 million with a new term loan of $300.0 million with an expiration date of October 21, 2028. For more information on Notes Payable, see Note 10.
We have a MIP available to all Class A, Class C, and Class D Members. As of September 30, 2026,
our obligations under the MIP totaled $158.7 million.
The following table summarizes amounts outstanding under our lines of credit to our subsidiaries:

	Facility Limit	Outstanding Amounts as of September 30, 2026
(In thousands)
Dakota Gas ........................................................................................................................	$500,000	$90,000
Dakota Coal .......................................................................................................................	250,000	24,644
Basin Cooperative Services ............................................................................................	3,000	—
Total .............................................................................................................................	$753,000	$114,644
Dakota Coal. In addition to our revolving credit facility, Dakota Coal issued a promissory note to us that it used for the expenditures associated with a truck dump and unit train load-out facility. As of
September 30, 2026, $13.4 million was outstanding under this note. Also, Dakota Coal issued two notes to us that it used for the expenditures associated with development of coal reserves. As of September 30,
2026, $7.4 million was outstanding under these notes.

Cash Flows
Cash is provided by operating activities and issuance of debt. Capital expenditures comprise a significant use of cash.

	Nine Months Ended September 30,
(In thousands)	2026	2025	% Change
Net cash provided by (used in)
Operating activities ..............................................................................	$519,154	$355,863	45.9%
Investing activities ................................................................................	(666,979)	(462,104)	44.3%
Financing activities ...............................................................................	43,882	94,779	(53.7)%
Net decrease in cash and cash equivalents and restricted and designated cash and cash equivalents ............................................	(103,943)	(11,462)	806.8%
Cash and cash equivalents and restricted and designated cash and cash equivalents, beginning of period ......................................	987,493	693,910	42.3%
Cash and cash equivalents and restricted and designated cash and cash equivalents, end of period .................................................	$883,550	$682,448	29.5%
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Operating activities. Net cash provided by operating activities increased $163.3 million primarily due to higher net margin and earnings driven by the rate increase effective January 1, 2026.
Investing activities. Net cash used in investing activities increased $204.9 million due to $385.1 million in incremental capital expenditures in 2026 mainly resulting from expenditures associated with the
Bison Generating Station capital project, partially offset by proceeds from the liquidation of certain investments.
Financing activities. Net cash provided by financing activities decreased $50.9 million primarily due to lower proceeds from long-term debt and decreased investment from our Members under the MIP, partially offset by higher proceeds from commercial paper issuances.
Projected Capital Expenditures
See Basin Financial Forecast section in “Recent Developments” section above. For additional information on our projected capital expenditures, see “Projected Capital Expenditures” in the
Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the
Prospectus.
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
changes in actual or forecasted load growth, labor market uncertainty, weather or other issues. Our long-
range capital plan, as updated in the Forecast, details actual and projected construction requirements and system upgrades of approximately $6.0 billion for the years 2027 through 2031, as follows:

	2027	2028	2029	2030	2031	Total
(In millions) ..........................................
New Generation .............................	$1,259	$1,002	$505	$163	$115	$3,044
New Transmission .........................	168	175	420	800	514	2,077
Existing Generation .......................	204	60	70	101	98	533
Existing Transmission ...................	70	53	84	32	15	254
Other Electric Projects ..................	21	7	3	4	14	49
Total ................................................	$1,722	$1,297	$1,082	$1,100	$756	$5,957
The above table includes capital expenditures necessary to serve existing load as well as to serve our traditional load growth. It does not include expenditures to serve loads that qualify as large loads under our Large Load Commercial Program.
Some of the material projects included in the above detailed capital expenditures include:
•Bison Generating Station, a two-unit 1,470 MW combined-cycle gas generation plant with one unit expected to be commercial in 2029 and the other unit expected to be commercial in 2030. As of
September 30, 2026, Basin's investment in Bison Generating Station was $781.7 million;
•Several high voltage (230 kV and 345 kV) transmission line projects; and
•Initial expenditures for additional dispatchable natural gas generation.
Gasification
Construction and equipment requirements of Dakota Gas are projected to result in $124.3 million of capital expenditures for the years 2027 through 2031. Dakota Gas capital expenditures are assumed to be immediately impaired and expensed.
Coal and Limestone Operations
Mine development and equipment requirements of Dakota Coal are projected to result in capital expenditures of approximately $317.8 million for the years 2027 through 2031.
Material Cash Requirements
Our material cash requirements relate primarily to operating expenses, capital expenditures and debt service. There were no material changes to our contractual and other obligations from those reported within Management's Discussion and Analysis of Financial Condition and Results of Operations of the
Prospectus.
Credit Rating Triggers
Basin’s senior secured debt and commercial paper have been assigned credit ratings by independent credit rating agencies. The current ratings are as follows:

	Senior Secured	Commercial Paper	Outlook
Moody's	A3	P-2	Stable
S&P	A	A1	Negative
Fitch	A	F1+	Stable
These credit ratings are based on rating criteria developed by each rating agency and reflect their respective assessments of Basin’s creditworthiness. Each rating agency applies its own methodologies,

and the significance of a particular rating may differ among rating agencies. Credit ratings are not recommendations to purchase, sell, or hold securities, and do not address market price, liquidity, or the suitability of any security for a particular investor. Credit ratings may be revised or withdrawn at any time by the respective rating agencies.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for items such as present value of lease assets and lease liabilities, plant depreciable lives, actuarially determined benefit costs, valuation of derivatives, asset retirement obligations, present value of expected tax credits, estimates of loss contingencies, cash flows used in asset impairment evaluations and income tax expense or benefits. Ultimate results could differ from those estimates. We refer to accounting estimates of this type as critical accounting policies and estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in the Prospectus. There have been no significant changes to these policies from those reported in the Prospectus.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as discussed below, there have not been any material changes in our market risks from those reported in the Prospectus.
Equity and Debt Security Price Risk
During August 2026, Basin liquidated its investments in equity and debt securities previously held for mine closure and asset retirement expenditures. As a result, Basin is no longer subject to material equity and debt security price risk associated with these investments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30,
2026, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is contained in the Legal section within Note 16, ”Commitments and
Contingencies" to the consolidated financial statements in Part I, Item 1.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described under "RISK FACTORS" in Part II,
Item 1A of Basin's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. In addition to the risks and uncertainties described in that report, you should carefully consider the other information included in this report, including the section titled “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” and our consolidated financial statements and related notes, as they could harm our business, financial condition or results of operations.
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
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in
Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Restated Articles of Incorporation of Basin Electric Power Cooperative (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-4 (Registration No.
333-295074), filed with the SEC on April 15, 2026).

3.2	Amended and Restated Bylaws of Basin Electric Power Cooperative (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K , filed with the SEC on August 18, 2026).
4.1†§	Term Loan Agreement, dated as of October 21, 2026, between Basin Electric Power Cooperative and National Rural Utilities Cooperative Finance Corporation, as lender.
10.1§
Amended employment agreement, dated July 16, 2026, of Basin Electric Power Cooperative and agreed and accepted by Todd Brickhouse (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2026).

10.2	Short-Term Incentive Plan, dated July 15, 2026 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2026).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure Exhibit.

Exhibit No.	Description of Exhibit
101
The following information from the registrant's Form 10-Q for the quarter ended September 30,
2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated
Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income
(unaudited); (iv) Consolidated Statements of Changes in Equity (unaudited); (v) Consolidated
Statements of Cash Flows (unaudited); and (vi) the Condensed Notes to the Consolidated
Financial Statements (unaudited).

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
______________
†    Certain exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
§    Portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIN ELECTRIC POWER COOPERATIVE

Date: November 12, 2026	/s/ Todd Brickhouse
Name: Todd Brickhouse
Title: Chief Executive Officer and General Manager (Principal Executive Officer)

Date: November 12, 2026	/s/ Christopher A. Johnson
Name: Christopher A. Johnson
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)